Form 10-K
period 2014-12-31
Stem Sales, Inc.
filed 2015-04-06
CIK 1614083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-197814

STEM SALES, INC.
(Exact name of small business issuer as specified in its charter)
FLORIDA	46-5537828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
801 West Bay Drive Suite 418 Largo, FL	33770
(Address of Principal Executive Offices)	(Zip Code)

Previous Address

(727) 415-9409
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Quick Link to Table of Contents

QuickLink to Financial Statements

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014 was $0.00 because the Common Stock of the registrant is not publicly traded on the OTC Markets or other electronic quote system.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of December 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	1,000,000

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

QuickLink to Financial Statements

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A—Controls And Procedures

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

XBRL EXPLANATORY NOTE

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1—BUSINESS

Business Development

We are a blank check company formed under the laws of the State of Florida on April 9, 2014. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. To date, our efforts have been limited to organizational activities as well as activities related to this offering. We have not selected any target business on which to concentrate our search for our initial business combination.

Our Business

(1) Principal Products or Services and Their Markets

We do not provide any services or sell any products.  We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination.

(2) Distribution Methods of Our Products

N/A

(3) Status of Any Publicly Announced New Product or Service.

N/A

(4) Our Competition

Other blank check companies are all larger than we are and far more established.

We do believe that our large competitors have other advantages.  They have more capital and resources to advertise and to market their businesses.  They have larger staffs and most likely are able to complete many tasks in a shorter period of time.  Due to their larger capital base they are able to attract staff that may be better educated and trained.

(5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

We do not have any limitation on customers at this time.  Presently we are soliciting business outside of our immediate area.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own a domain name or hold any patents or trademarks.

(8) Need for Government Approval of Principal Products or Services

Local government rules dictate the need for a business license.

(9) Government Regulation

As a Florida corporation we must file an annual report with the Department of State in Florida.  There are no federal or state regulations that require a special business license for our services.

(10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years we do not know of any specific research and development that took place.

Quick Link to Table of Contents

QuickLink to Financial Statements

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to federal, state or local environmental laws.

(12) Our Employees

As of December 31, 2014 there were no paid full-time paid employees.  Our officers and directors devote their time to the Company when required.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC’s web site at <www.sec.gov>. As a reporting company with the SEC, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are required by the Florida Revised Statutes to provide annual reports to the Florida Department of State, Division of Corporations; however the reports do not include any financial information.  These are available to the public at www.sunbiz.org.  At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this 10-K before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future.

Risks Associated with Our Business

We are a newly formed blank check company in the development stage with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed blank check company in the development stage with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our shares. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2014, we had $29,418 in cash and cash equivalents and a deficit of $20,315. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering are discussed in the section of this 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this 10-K do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

If we are unable to consummate our initial business combination, our stockholders may be forced to wait more than 18 months before receiving distributions from the trust account.

We will have 18 months from the effective date of the initial registration statement to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought not to remain investors. Only after the expiration of this

Quick Link to Table of Contents

QuickLink to Financial Statements

full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, potentially at a loss.  In addition the holders of the securities purchased in this offering and held in the trust account will not be available for sale or transfer by the security holders other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.01 per share and a blank check class of preferred stock. Immediately after this offering and the purchase of the offering shares, there will be 498,000,000 authorized but unissued shares of common stock available for issuance. Although we have no commitment as of the date of this offering, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

•

may significantly reduce the equity interest of investors in this offering;

•

may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•

may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•

may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

•

default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•

our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•

our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $.10.

Our placing of funds in the trust account is to protect those funds from third party claims against us. The trust account we have established will be established by a broker or dealer registered under the Exchange Act maintaining net capital equal to or exceeding $25,000 (as calculated pursuant to Exchange Act Rule 15c3-1, in which the broker or dealer acts as trustee for persons having the beneficial interests in the account.  The records of the trustee will reflect that the funds in the trust account will be for the benefit of the purchasers of the securities in this offering in order to comply with Rule 419(b)(1)(ii).

Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek legal recourse against the trust account. A court may not uphold the validity of such agreements and subject the funds in trust to claims of third parties. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than $.10 plus interest, due to such claims.

Quick Link to Table of Contents

QuickLink to Financial Statements

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we may not be able to return to our holders of shares of common stock at least $.10.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination within 18 months from the effective date of the initial registration statement, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the 12 or 24-month deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors in this offering than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum offering proceeds at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the FINRA listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum offering proceeds at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if

Quick Link to Table of Contents

QuickLink to Financial Statements

the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Quick Link to Table of Contents

QuickLink to Financial Statements

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

The shares beneficially owned by our officers and directors will not participate in the trust account liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to receive distributions with respect to their shares upon our trust account liquidation if we are unable to consummate our initial business combination. Accordingly, these securities may be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may only be able to complete one business combination with the proceeds of this offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•

solely dependent upon the performance of a single business, or

•

dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash available at the time of closing. If the amount of money available to us to consummate an initial business combination is below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 18 months in order to be able to receive a distribution from the trust account, in which case they may receive less than their original purchase price from the trust account.

Quick Link to Table of Contents

QuickLink to Financial Statements

Each public stockholder will have the option to elect to remain an investor in the proposed business combination with his, her or its shares in accordance with Rule 419 of the Securities Act of 1933, as amended.

In connection with any initial business combination, in accordance with the procedures under Rule 419(e)(2), each public stockholder will have to remain as an investor in such proposed business combination or receive a refund of his, her, or its investment. Each shareholder shall have no fewer than 20 business days or more than 45 business days to notify us in writing of their decision to remain an investor in any proposed business combination.  Each public shareholder will receive by first class mail or other prompt means, sent by the company no more than five days after a post-effective amendment effective date, a copy of the post-effective amendment prospectus for the acquisition of a business.

If an acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after the effective date of the initial registration statement the funds held in the trust account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the trust account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of this offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of this offering prove to be insufficient, either because of the size of the business combination, the depletion of the available working capital in search of a target business, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers and directors is required to provide any financing to us in connection with or after our initial business combination.

Our officers and directors will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our offering and sale of the stock in this offering, our officers and directors, will collectively own approximately 40.0% of our issued and outstanding shares of common stock (assuming they do not purchase any shares in this

Quick Link to Table of Contents

QuickLink to Financial Statements

offering). None of our officers, directors or their affiliates has indicated any intention to purchase shares in this offering or any shares from persons in private transactions. However, our officers, directors or their affiliates could determine in the future to make such purchases in private transactions, to the extent permitted by law, in order to influence the vote.

Our original shareholders paid an aggregate of $50,000, or approximately $0.05 per share, for their shares and our new shareholders will pay $0.10 per unit for their shares resulting in immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offering price per share and the net tangible book value per share of common stock after this offering constitutes the dilution to the investors in this offering. Our original shareholders acquired their shares of common stock at a nominal price, significantly contributing to this dilution. Upon consummation of this offering, you and the other new investors will incur an immediate and substantial dilution per share.

The requirement that we complete our initial business combination within 18 months from the effective date of the initial registration statement may give potential target businesses leverage over us in negotiating our initial business combination.

We have 18 months from the effective date of the initial registration statement to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers and directors. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The

Quick Link to Table of Contents

QuickLink to Financial Statements

development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” which is an issuer whose initial public offering was or will be completed after Dec. 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer’s EGC status terminates on the earliest of:

•

The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;

•

The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer’s initial public offering;

•

The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or

•

The date on which the issuer is deemed to be a “large accelerated filer” under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of Executive Officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

As an Emerging Growth Company our investors could suffer the loss of their investment in the event of a downturn of the economy, the loss of one or more of the Officers or Directors, broad market fluctuations, or revenues and operating results falling below our expectations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•

rules and regulations or currency conversion or corporate withholding taxes on individuals;

•

tariffs and trade barriers;

•

regulations related to customs and import/export matters;

•

longer payment cycles;

•

tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•

currency fluctuations and exchange controls;

•

challenges in collecting accounts receivable;

Quick Link to Table of Contents

QuickLink to Financial Statements

•

cultural and language differences;

•

employment regulations;

•

crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•

deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks Relating to our Common Stock

The determination of the offering price of our Common Stock is more arbitrary compared with the pricing of securities for an operating company in a particular industry.

The price of the shares we are offering was arbitrarily determined. The offering price bears no relationship whatsoever to our assets or earnings.  Factors considered in determining the price of the shares include:

•

the history of other similarly structured blank check companies;

•

prior offerings of those companies;

•

our prospects for acquiring an operating business at attractive values;

•

our capital structure;

•

securities exchange listing requirements;

•

market demand;

•

expected liquidity of our securities; and

•

general conditions of the securities markets at the time of the offering.

However, although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

Quick Link to Table of Contents

QuickLink to Financial Statements

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no public market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following this offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we fail to continue to comply with the listing requirements of the OTC MARKETS, the price of our common stock and our ability to access the capital markets could be negatively impacted.

We may or may not apply to have our common stock listed on the OTC MARKETS. If we choose to do so we will be subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTC MARKETS’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Pursuant to Rule 15g-8 of the 1934 Securities and Exchange Act, as amended makes it unlawful for any person to sell or offer to sell any security that is deposited and held in trust pursuant to Rule 419(b)(3) under the Securities Act of 1933, as amended or any interest related to such securities shall be permitted other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

We will not have an underwriter for our offering and so we cannot guarantee how much, if any, of the offering will be sold.

The common shares offered in the primary offering are being offered by our officers and directors on a self- underwritten basis. We have not retained an underwriter to assist in offering the common shares. Our officers and directors have limited experience in the offer and sale of securities, and as a result, they may be unable to sell any of the common shares.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

We have not paid any cash dividends or distributions on our capital stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. The prospectus covers 1,000,000 shares of common stock, being registered for sale by the company. If additional shares of our common stock become available for resale in the public market pursuant to other offerings, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.

Quick Link to Table of Contents

QuickLink to Financial Statements

The market price for our common shares will be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

While there is no current market for our common shares our price volatility in the future will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats.  The volatility in our share price will be attributable to a number of factors.  First, our common shares will be compared to the shares of such larger, more established companies, sporadically and thinly traded.  As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time.

If we fail to continue to comply with the listing requirements of the OTC MARKETS, the price of our common stock and our ability to access the capital markets could be negatively impacted.

We may or may not apply to have our common stock listed on the OTC MARKETS. If we choose to do so we will be subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTC MARKETS’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

ITEM 2—PROPERTIES

The Company rents corporate office space at 801 West Bay Drive, Suite 418, Largo, FL  33770.  Our telephone number is (727) 415-9409.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is not quoted on the OTC Markets or other electronic quotation system.

If a trading market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for blank check companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the value of a blank check company may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last year. In the near future, we intend to retain any earnings to finance the merger or acquisition under the terms of our registration. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

We had five (5) stockholders of record of our common stock as of December 31, 2014.

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of  Regulation S-K.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

We were formed on April 9, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, or other similar business combination with one or more target businesses. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We intend to utilize cash derived from the proceeds of this offering and the private placement of our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

The issuance of additional shares of common stock or preferred stock in our initial business combination:

•

may significantly dilute the equity interest of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

•

may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•

may adversely affect prevailing market prices for our securities.

Quick Link to Table of Contents

QuickLink to Financial Statements

Similarly, if we issue debt securities, it could result in:

•

default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•

our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and;

•

our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through an offering of our equity securities.

Liquidity and Capital Resources

Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through this offering are discussed above. Our plans to raise capital or to consummate our initial business combination may not be successful. Under 419(b)(2)(vi) the registrant may receive up to 10 percent of the proceeds remaining after payment of underwriting commissions, underwriting expenses and dealer allowances permitted by paragraph (b)(2)(i) of this rule, exclusive of interest or dividends, as those proceeds are deposited into the trust or trust account.  Management does not intend to use up to 10% of the proceeds nor does it intend to use the interest from the trust account to fund its working capital requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We intend to use substantially all of the net proceeds of this offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto.  To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

We believe that, upon consummation of this offering, the $100,000, of net proceeds held in the trust account, plus the interest earned on the trust account balance (net of income and other tax obligations) that may be released to us to fund our working capital requirements which we anticipate will be approximately $30,000, which we will use from our present cash on hand will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using our current funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•

$5,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•

$5,000 of expenses for the due diligence and investigation of a target business by our officers and directors;

•

$5,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•

$12,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing to consummate our initial business combination in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Controls and Procedures

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2014. As of the date of this 10-K, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial

Quick Link to Table of Contents

QuickLink to Financial Statements

business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

•

staffing for financial, accounting and external reporting areas, including segregation of duties;

•

reconciliation of accounts;

•

proper recording of expenses and liabilities in the period to which they relate;

•

evidence of internal review and approval of accounting transactions;

•

documentation of processes, assumptions and conclusions underlying significant estimates; and

•

documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of the date of this 10-K, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Proposed business

Introduction

We are a Florida blank check Company incorporated on April 9, 2014 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

Business Strategy

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. While these will be used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business or businesses that do not meet all of the proposed criteria and guidelines.

•

Target profile characteristics include:

•

Privately-held

•

Target seeking to become public

•

Limited capital expenditure requirements

•

Strong organic and M&A driven growth potential

•

Interest in retaining equity to build and grow the company

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing,

Quick Link to Table of Contents

QuickLink to Financial Statements

roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial Position

With funds held in the trust account available for our initial business combination initially in the amount of $100,000, assuming the entire offering is sold, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

Management Operating and Investing Experience

Our President, Robert Snibbe, has approximately 42 years’ experience in the corporate business world and is the founder and chief executive officer of Snibbe & Company and AEOLUS, INC.  We believe that his breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following this offering. We intend to utilize cash derived from the proceeds of this offering in effecting our initial business combination. Although substantially all of the net proceeds of this offering are intended to be applied generally toward effecting a business combination as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in this offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction. Additionally, we have not, nor has anyone on our behalf, taken any measure, directly or indirectly, to identify or locate any suitable acquisition candidate, nor have we engaged or retained any agent or other representative to identify or locate such an acquisition candidate. We have also not conducted any research with respect to identifying the number and characteristics of the potential acquisition candidates. As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the maximum offering proceeds at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for

Quick Link to Table of Contents

QuickLink to Financial Statements

prospective target businesses. Accordingly, there is no basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet identified any acquisition candidates, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our original shareholders or members of our management team or special advisors or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or original shareholders. As of the date of this 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the maximum offering proceeds at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•

financial condition and results of operation;

•

growth potential;

•

brand recognition and potential;

•

return on equity or invested capital;

•

market capitalization or enterprise value;

•

experience and skill of management and availability of additional personnel;

•

capital requirements;

•

competitive position;

•

barriers to entry;

•

stage of development of the products, processes or services;

•

existing distribution and potential for expansion;

•

degree of current or potential market acceptance of the products, processes or services;

•

proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•

impact of regulation on the business;

•

regulatory environment of the industry;

•

costs associated with effecting the business combination;

•

industry leadership, sustainability of market share and attractiveness of market industries in which a target business

•

participates; and

•

macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business.

Quick Link to Table of Contents

QuickLink to Financial Statements

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to FINRA OTC listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum offering proceeds at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the maximum offering proceeds. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

•

result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Quick Link to Table of Contents

QuickLink to Financial Statements

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Acceptance of Business Combination

In accordance with Rule 419 in connection with any proposed business combination, each public stockholder shall have the opportunity to remain as an investor or to withdraw his or her investment.  The public stockholders (but not our officers or directors) may seek to return their shares of common stock in exchange for the portion of the aggregate amount then on deposit in the trust account (net of taxes payable), subject to the limitations described herein.

In connection with any initial business combination, in accordance with the procedures under Rule 419(e)(2), each public stockholder will have the right to approve and remain an investor in such proposed business combination. Each public stockholder shall have no fewer than 20 business days or more than 45 business days to notify us in writing of their decision to remain an investor in any proposed business combination.  Each public shareholder will receive by first class mail or other prompt means, sent by the company no more than five days after a post-effective amendment effective date, a copy of the post-effective amendment prospectus for the acquisition of a business.

If a consummated acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after the effective date of the initial registration statement the funds held in the trust account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the trust account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from the effective date of the initial registration statement in order to be able to receive a pro rata share of the trust account.

None of our officers, directors, original shareholders or their affiliates has indicated any intention to purchase shares of common stock in this offering or from persons in private transactions. Furthermore, our officers, directors, original shareholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Quick Link to Table of Contents

QuickLink to Financial Statements

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from the effective date of the initial registration statement, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law.

Under the Florida General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Florida law. If the corporation complies with certain procedures set forth in Section 280 of the Florida General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Florida law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Florida General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Florida General Corporation Law, Section 281(b) of the Florida General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after this offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse

Quick Link to Table of Contents

QuickLink to Financial Statements

against the trust account. Our executive officers have orally agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to so as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by our executive officers specifically provides that they will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, they will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $0.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Florida law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 5 business days to effectuate such distribution. Our officers, directors and original shareholders have waived their rights to participate in any liquidation distribution with respect to their shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust accounts. If such funds are insufficient, our executive officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

Our public stockholders (our “investors”) shall be entitled to receive a refund of their funds in the trust account (in exchange for cancellation of their stock) in the event of our failure to complete our initial business combination in the required time period.  Also, after receipt of a copy of the prospectus contained in a post-effective amendment regarding a business combination, if a public stockholder fails to notify us in writing of their election to remain an investor within 45 business days from the effective date of the post-effective amendment, the investor’s funds in trust shall be returned to them within five business days.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we may not be able to return to our public stockholders at least $.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us, which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from the effective date of the initial registration statement, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Description of property

We currently maintain our principal executive offices at 801 West Bay Drive, Suite 418, Largo, FL  33770. The office is located inside the Wells Fargo Bank building.  The cost for this space is $250.00 per month plus taxes.   We do not own the building but rent a windowless office within the premises which is approximately 100 square feet individually.  We rent pursuant to a Lease for which terminated on December 31, 2014 and extended in writing on a month to month basis indefinitely

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote an average of approximately 10 hours per week to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Quick Link to Table of Contents

QuickLink to Financial Statements

Periodic Reporting and Audited Financial Statements

We registered our common stock under the 1933 Securities Act, as amended and upon effectiveness of our registration statement have reporting obligations, including the requirement that we file annual, quarterly and current reports with the Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We may be required by the Sarbanes-Oxley Act to have our internal control procedures audited for the fiscal year ending December 31, 2014. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Results of Operations

The following table provides a summary of the results of operations for our last fiscal year.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER (EXPENSE)		COMPREHENSIVE LOSS
December 31, 2014	$(20,315)	$-0-	$	$(20,315)

Results of Operations for the years ended December 31, 2014

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Statement of Operations for the Year Ended December 31,

2014
Revenue:	$-0-
General and administrative expense	$20,315
Depreciation and amortization	$-0-
Loss from operations	$(20,315)
Net income (loss)	$(20,315)
Income (loss) per share: basic and diluted	$(0.02)

Income (Loss) from Operations. For the year ended December 31, 2014, we had no revenue. The total loss from operations was ($20,315) for the year ended December 31, 2014.

Operating Expenses. Our operating expenses were paid from the sale of stock to our initial shareholders.  All of the expenses were planned.

Net Income (Loss). As a result of the factors described above, net our loss for the year ended December 31, 2014 was ($20,315).

Liquidity and Capital Resources

General. At December 31, 2014, we had cash and cash equivalents of $29,418. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders.  Our cash requirements are generally for professional services and general and administrative activities.   We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 12 months.

Our operating activities used cash of $20,315 for the year ended December 31, 2014.  The principal element of cash flow was from the sale of stock to our initial shareholders.

Quick Link to Table of Contents

QuickLink to Financial Statements

We had no investing activities for the year ended December 31, 2014.

As of December 31, 2014, current assets exceeded current liabilities by $29,582.

Table 3.0 Cash Flow Summary for the year ended December 31,

2014
Cash used in operating activities	$(20,315)
Cash used in investing activities	(-0-)
Net changes to cash	$(20,315)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net loss of ($20,315) for the year ended December 31, 2014.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company will be highly dependent on shareholder loans to fund the operations.  The Company’s continuation as a going concern is dependent upon its ability to receive shareholder loans, if necessary, and a completion of a merger or acquisition. No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term, other than the following as reported in our financial statements:

Impairment of Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition.  Revenue will be recognized at the time it is received.

Share-based Compensation.  The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

Quick Link to Table of Contents

QuickLink to Financial Statements

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 8, 2014 we retained the audit firm of DKM Certified Public Accountants, Inc., as our initial auditors.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described below.

Accordingly, we believe that the financial statements included in this Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Quick Link to Table of Contents

QuickLink to Financial Statements

Management Report on Internal Control Over Financial Reporting

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  It was determined that our internal controls are not effective over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name and age of our director and executive officer is set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

The Corporation expects at this time that Mr. Robert M. Snibbe, Jr. will serve on each of its Nominating and Corporate Governance, Compliance and Ethics, Compensation, and Audit Committees.

Table 4.0 Directors and Executive Officers

Name	Age	Position
Robert M. Snibbe, Jr.	70	President, CFO, Chairman of the Board of Directors
Bettina Elsner	72	Secretary and Treasurer

Background of Executive Officers and Directors

Mr. Robert M. Snibbe, Jr. has served as our President and Chairman of the Board of Directors since the incorporation of Stem Sales, Inc. on April 9, 2014.  He has over forty-two (42) years of business experience.  He has been involved in start-up companies as well as companies needing an experienced executive to help the business gain market share and reduce expenses to increase profits.  With his experience as an Investment Banker to the entrepreneur he has become, he brings the experience and expertise to help guide the company to find a possible merger or acquisition.  Mr. Snibbe is a designer and implementer of strategic plans, financial facilities, operational structures, production processes, and product innovations as wells as achiever of corporate renewal and repositioning.  Mr. Snibbe is accomplished in private financing, public securities, business and real property acquisition/divestiture, growth funding, cash flow management, and tax optimization.

Mr. Snibbe is the President of Snibbe & Company and AEOLUS, Inc.  From 1978 to the present, he is a financial consultant, real estate, and business broker specializing in corporate development & renewals, commercial & investment real estate. Recent clients/investments include international financial services, cloud computing SaaS business model ERP for specialty retail chains, medical device for endoscopes, medical digital imaging VAR of modality equipment and software applications, commercial facilities energy conservation retrofitter, manufacturer of phototherapy medical devices, manufactured housing.

Mr. Snibbe was a Director of Dixie Foods International, Inc. from 2010 through 2014.  Dixie is a publicly traded manufacturer of barbeque sauce.  Dixie Foods merged with KCI Investments in June 2014.  From 2009 to 2014, Mr. Snibbe was a Director-Compensation Committee for New Wave Surgical, Corp., a medical device manufacturer sold to Covidien in March 2014.  Mr. Snibbe was an Investment banker with Donaldson, Lufkin, & Jenrette (now Credit Suisse) in New York, NY from 1972 to 1974.

Mr. Snibbe has a Master Degree of Business Administration from Columbia University Graduate School of Business with a concentration of Banking/Finance.  He also has a Bachelor of Arts in economics from Williams College. Mr. Snibbe was a commissioned officer in the U.S. Navy Reserve from 1966-1969 on the  Staff of COMMANDER CARRIER DIVISION TWO, serving as Assistant Communications Officer, Registered Publications Custodian, and S.L.J.O.

Bettina Maria Elsner has served as our Secretary/Treasurer since the incorporation of Stem Sales, Inc. on April 9, 2014.  Ms. Elsner has over twenty (20) years business experience. She has owned and managed Bettina Elsner Artistic Tiles business for over sixteen (16) years.  She is responsible for sourcing the raw materials, customer relations, painting the tiles, glazing the tiles, firing the tiles, shipping, accounting and taxes.  She sells her handcrafted tiles via her website www.elsnertile.com and through www.studiotiles.com, which is an outlet for her tiles run by her son.  Ms. Elsner used to exhibit at tile trade shows and visit interior designer/architects, however in the last decade most of her business has come through her website and referrals from of her son’s website.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities

Quick Link to Table of Contents

QuickLink to Financial Statements

exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is accessible at the EDGAR Internet website, www.sec.gov. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Robert M. Snibbe, Jr., for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Snibbe as our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Snibbe has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Snibbe has gained this expertise through his experience as our CFO and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

AUDIT COMMITTEE REPORT

For the fiscal year ended December 31, 2014, the audit committee has:

•

reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2014;

•

discussed with DKM, the independent auditors for fiscal year 2014, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, as superseded by Statement on Auditing Standards No. 115, Communicating Internal Control Related Matters Identified in an Audit (AU Section 325); and

•

 received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.

On the basis of the reviews and discussions referenced above, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the Securities and Exchange Commission.

 MEMBERS OF THE AUDIT COMMITTEE

o

Robert M. Snibbe, Jr., Director

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Quick Link to Table of Contents

QuickLink to Financial Statements

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year December 31, 2014, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2014 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 5.0 Summary Officer Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert M. Snibbe, Jr., President	2014	0	0	0	0	0	0	0	0
Bettina Elsner, Secretary, Treasurer	2014	0	0	0	0	0	0	0	0

The base compensation for the Named Executive Officers will be reviewed every two years and adjustments will be made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2014:

Table 6.0 Outstanding Equity Awards at December 31, 2014

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Snibbe, Jr.	0	0	0	0	0	0	0	0	0
Bettina Elsner	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Quick Link to Table of Contents

QuickLink to Financial Statements

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert M. Snibbe, Jr.	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists only of Mr. Robert M. Snibbe, Jr. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Employment Agreements

There are no employment agreements with our officers and directors.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership as December 31, 2014

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Security Ownership of Certain Beneficial Owners:
Common Stock	Robert M. Snibbe, Jr. 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%
Common Stock	Bettina Elsner 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%
Common Stock	Jennifer M. Laws 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%
Common Stock	Jacob Fisher IV 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%
Common Stock	Charles G. Masters, Jr. 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%

Security Ownership of Management:
Common Stock	Robert M. Snibbe, Jr. President, CFO and Director 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%
Common Stock	Bettina Elsner, Secretary, Treasurer 801 West Bay Dr., Ste. 418 Largo, Florida 33770	200,000	20%

Quick Link to Table of Contents

QuickLink to Financial Statements

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2014, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent director.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 8, 2014, we engaged the audit firm of DKM Certified Public Accountants as our first auditors.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2014:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2014	$3,000	$3,000	$0	$0	$6,000

Quick Link to Table of Contents

QuickLink to Financial Statements

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of STEM SALES, INC. are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheet at December 31, 2014

•

Statement of Operations for the year ended December 31, 2014

•

Statement of Changes in Stockholders’ Equity for the year ended December 31, 2014

•

Statement of Cash Flows for the year ended December 31, 2014

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on August 8, 2014 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
3.2	By-Laws Filed on August 8, 2014 as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
10	Form of Escrow Agreement Filed on August 8, 2014 as Exhibit 10 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
14	Code of Ethics Filed on August 8, 2014 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the annual report on Form 10-K of Stem Sales, Inc. for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quick Link to Table of Contents

QuickLink to Financial Statements

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEM SALES, INC.

Dated: April 6, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: April 6, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

CONSOLIDATED FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 Toll free 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Stem Sales, Inc.

We have audited the accompanying balance sheet of Stem Sales, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the period from Inception (April 9, 2014) through December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stem Sales, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the period from Inception (April 9, 2014) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 31, 2015

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Balance Sheet

At December 31, 2014

ASSETS	December 31, 2014
Current Assets:
Cash and Cash Equivalents	$29,418
Total Current Assets	$29,418
Equipment, net of Accumulated Depreciation
Other Assets	-
Rental deposit	$267
Total Other Assets	$267
Total Assets	$29,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$-
Total Current Liabilities	$-
Total Liabilities	$-

Stockholders' Equity:
Common Stock; 500,000 000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000
Paid in Capital	$40,000
Retained Earnings (Accumulated Deficit)	$(20,315)
Total Equity	$29,685
Total Liabilities and Stockholders' Equity (Deficit)	$29,685

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Operations

For the period from inception (April 9, 2014) through December 31, 2014

For the year ended December 31, 2014
Revenue:
Sales	$-

Expenses:
General and Administrative	$20,315
Net (Loss) Income	$(20,315)

Basic and Diluted loss per share	$(0.02)
Weighted average number of shares outstanding	$1,000,000

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Changes in Stockholders’ Equity

For the period from inception (April 9, 2014) through December 31, 2014

	Common Stock			Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares		Amount
Inception (April 9, 2014)	0		$0	$0	$0	$0
Sale of Stock	1,000,000		$10,000	$40,000	$-	$50,000
Net Loss		$		$-	$(20,315)	$(20,315)
Balance as of December 31, 2014	1,000,000		$10,000	$40,000	$(20,315)	$29,685

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statements Cash Flows

For the period from inception (April 9, 2014) through December 31, 2014

For the year ended December 31, 2014
Cash Flows from Operating Activities:
Net Income (loss)	$(20,315)

Changes in Operating Assets and Liabilities:
Rental Deposit	(267)
Net Cash (Used In) Provided by Operations Activities	(20,582)

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	50,000

Net Cash Provided by Financing Activities:	$50,000

Net change in Cash and Cash Equivalents	$29,418

Cash and Cash Equivalents, Beginning of Period	-
Cash and Cash Equivalents, End of Period	$29,418

Supplemental Cash Flow Information
Cash paid for interest	-
Cash paid for taxes	-

The accompanying notes are an integral part of these statements.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

 STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the period from inception (April 9, 2014) through December 31, 2014

NOTE 1.

NATURE OF BUSINESS

Organization

Stem Sales, Inc. “STEM” was formed on April 9, 2014 under the Laws of the State of Florida and is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, contacted any prospective target business or had any discussions, formal or otherwise, with respect to such a transaction.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the year ended December 31, 2014; (b) the financial positions for the year ended December 31, 2014; and (c) cash flows for the year ended December 31, 2014 have been made.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities that we have incurred significant costs in pursuit of our acquisition plans.   These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is my not be able to find a identify a target business for a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, No assurance can be given that the Company will be successful in these efforts.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents December 3, 2014.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

NOTE 3.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The company is a non-operational company that was formed as a blank check for the purpose of a future merger or acquisition.  The company has not made a provision for future tax consequences as a result of its non-operational status.  The open tax year for federal tax purposes is 2014.  The operating loss carry forward of $20,315 is available to offset income for the next twenty (20) years.

NOTE 4.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However there is no written commitment to this effect.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.  The Company does not have employment contracts with its key employees, including the Officers of the Company.

Leases and Facility

The Company rents its office facilities pursuant to a month to month basis, beginning July 3, 2014.  The company leases the space for $250 plus sales tax monthly, pursuant to “Amendment to Lease Agreement” dated December 16, 2014 extending the Lease dated July 3, 2014 beyond the initial termination date of December 31, 2014 on a month to month basis.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 5.

STOCKHOLDERS' EQUITY

As of December 31, 2014 the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or approximately $0.05 per share, for their shares which total 1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the December 31, 2014 year end.

The Company has no options or warrants issued or outstanding.

NOTE 6.

SUBSEQUENT EVENTS

On February 2, 2015, our Registration Statement on Form S-1, registering all 1,000,000 of our shares issued and outstanding, became effective.

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.