Form 10-Q
period 2015-03-31
Stem Sales, Inc.
filed 2015-05-12
CIK 1614083

Quick Link to Table of Contents

QuickLink to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 333-197814

STEM SALES, INC.
(Exact name of registrant as specified in its charter)
FLORIDA	46-5537828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
801 West Bay Drive Suite 418 Largo, FL	33770
(Address of Principal Executive Offices)	(Zip Code)

(727) 415-9409
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of May 5, 2015, there were 1,000,000 shares of the Issuer’s common stock issued and outstanding.

Quick Link to Table of Contents

QuickLink to Financial Statements

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1-Financial Statements

Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3-Quantitative and Qualitative Disclosures About Market Risk

Item 4-Controls and Procedures

PART II OTHER INFORMATION

Item 1-Legal Proceedings

Item 1A-Risk Factors

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

Item 3-Defaults Upon Senior Securities

Item 4-Mine Safety Disclosures

Item 5-Other Information

Item6-Exhibits

Signatures

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM SALES, INC.

(A Blank Check Company)

Balance Sheet

At March 31, 2015

		D
ASSETS	March 31, 2015 (Unaudited)	December 31, 2014
Current Assets:
Cash and Cash Equivalents	$22,399	$29,418
Total Current Assets	$22,399	$29,418
Equipment, net of Accumulated Depreciation
Other Assets	-	-
Rental deposit	$267	$267
Total Other Assets	$267	$267
Total Assets	$22,666	$29,685

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,500	$-
Total Current Liabilities	$1,500	$-
Total Liabilities	1,500	-

Stockholders' Equity:
Common Stock; 500,000 000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000	$10,000
Paid in Capital	$40,000	$40,000
Retained Earnings (Accumulated Deficit)	$(28,834)	$(20,315)
Total Equity	$21,166	$29,685
Total Liabilities and Stockholders' Equity (Deficit)	$22,666	$29,685

The accompanying notes are an integral part of these unaudited statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statement of Operations

For the three months ended March 31, 2015

For the three months ended March 31, 2015 (Unaudited)
Revenue:
Sales	$-

Expenses:
Professional Fees	6,500
General and Administrative	$2,019
Net (Loss) Income	$(8,519)
Basic and Diluted loss per share	$(0.0085)
Weighted average number of shares outstanding	$1,000,000

The accompanying notes are an integral part of these unaudited statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements Cash Flows

For the three months ended March 31, 2015

For the three months ended March 31, 2015 (Unaudited)
Cash Flows from Operating Activities:
Net Income (loss)	$(8,519)
Increase in Accounts Payable	1,500
Net Cash (Used In) Provided by Operations Activities	(7,019)

Cash Flows from Financing Activities:	-

Net Cash Provided by Financing Activities:	$-

Net change in Cash and Cash Equivalents	$(7,019)

Cash and Cash Equivalents, Beginning of Period	29,418
Cash and Cash Equivalents, End of Period	$22,399

Supplemental Cash Flow Information
Cash paid for interest	-
Cash paid for taxes	-

The accompanying notes are an integral part of these unaudited statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the three months ended March 31, 2015

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

Interim Financial Statements

The unaudited interim financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a basis consistent with prior interim periods and years and includes all disclosures that are necessary and required by applicable laws and regulations.

The financial statements do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the period ended March 31, 2015; (b) the financial position for the period ended March 31, 2015; and (c) cash flows for the period ended March 31, 2015 have been made.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities that we have incurred significant costs in pursuit of our acquisition plans.   These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company may not be able to identify a target business for a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, thus no assurance can be given that the Company will be successful in these efforts.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at March 31, 2015.

Quick Link to Table of Contents

QuickLink to Financial Statements

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

NOTE 3.

INCOME TAXES

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Leases and Facility

The Company rents its office facilities pursuant to a month to month basis, beginning January 1, 2015.  The company leases the space for $250 plus sales tax monthly, pursuant to “Amendment to Lease Agreement” dated December 16, 2014 extending the Lease dated July 3, 2014 beyond the initial termination date of December 31, 2014 on a month to month basis.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 5.

STOCKHOLDERS' EQUITY

As of March 31, 2015 the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or approximately $0.05 per share, for their shares which total 1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized to be issued solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the period ended March 31, 2015.

The Company has no options or warrants issued or outstanding.

Quick Link to Table of Contents

QuickLink to Financial Statements

NOTE 6.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Quick Link to Table of Contents

QuickLink to Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

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

• Target seeking to become public

• Limited capital expenditure requirements

• Strong organic and M&A driven growth potential

• Interest in retaining equity to build and grow the company

Quick Link to Table of Contents

QuickLink to Financial Statements

Results of Operations

The following table provides a summary of the results of operations for the three months ending March 31, 2015.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER (EXPENSE)	COMPREHENSIVE LOSS
March 31, 2015	$(8,519)	$-0-	$(8,519)

Results of Operations for the three months ending March 31, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Statement of Operations for the Three Months Ended March 31,

2015
Revenue:	$-0-
Professional Fees	6,500
General and administrative expense	$2,019
Depreciation and amortization	$-0-
Loss from operations	$(8,519)
Net income (loss)	$(8,519)
Income (loss) per share: basic and diluted	$(0.0085)

Income (Loss) from Operations. For the three months ended March 31, 2015, we had no revenue. The total loss from operations was ($8,519) for the three months ended March 31, 2015.

Operating Expenses. Our operating expenses were paid from the sale of stock to our initial shareholders.  All of the expenses were planned.

Net Income (Loss). As a result of the factors described above, net our loss for the three months ended March 31, 2015 was ($8,519).

Liquidity and Capital Resources

General. At March 31, 2015, we had cash and cash equivalents of $22,399. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders.  Our cash requirements are generally for professional services and general and administrative activities.   We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 12 months.

Our operating activities used cash of $7,019 for the three months ended March 31, 2015.  The principle element of cash flow was from the sale of stock to our initial shareholders.

We had no investing activities for the three months ended March 31, 2015.

As of March 31, 2015, current assets exceeded current liabilities by $20,899.

Table 3.0 Cash Flow Summary for the three months ended March 31,

2015
Cash used in operating activities	$(7,019)
Cash used in investing activities	(-0-)
Net changes to cash	$(7,019)

Quick Link to Table of Contents

QuickLink to Financial Statements

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEDDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended March 31, 2015, or subsequent period through the date hereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(b) Exhibits:

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
101*

Financial statements from the annual report on Form 10-Q of Stem Sales, Inc. for the three months ended March 31, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

STEM SALES, INC.

Dated: May 12, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: May 12, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director