Form 10-Q
period 2015-06-30
Stem Sales, Inc.
filed 2015-08-04
CIK 1614083

Quick Link to Table of Contents

QuickLink to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

As of July 31, 2015, there were 1,000,000 shares of the Issuer’s common stock issued and outstanding.

Quick Link to Table of Contents

QuickLink to Financial Statements

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

Signatures

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

At June 30, 2015

		D
ASSETS	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Current Assets:
Cash and Cash Equivalents	$13,584	$29,418
Accounts Receivable	1,100	-
Total Current Assets	$14,684	$29,418

Other Assets
Leasehold deposit	$268	$268
Total Other Assets	$268	$268

Total Assets	$14,952	$29,686

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and Contingencies (Note 3)

Stockholders' Equity:
Preferred Stock to be defined and issued at the discretion of Board of Directors (Note 4)
Common Stock; 500,000 000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000	$10,000
Paid in Capital	40,000	40,000
Accumulated Deficit	(35,048)	(20,314)
Total Stockholders’ Equity	14,952	29,686
Total Liabilities and Stockholders’ Equity	$14,952	$29,686

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the three months ended June 30, 2015

and period from inception (April 9, 2014) to June 30, 2014

	For the three months ended June 30, 2015 (Unaudited)	For the period ended June 30, 2014 (Audited)
Revenue:
Sales	$-	-

Expenses:
Professional Fees	5,412	16,500
General and Administrative	803	306
Net Loss	$(6,215)	(16,806)
Basic and Diluted loss per share	$(0.0062)	(0.0168)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the six months ended June 30, 2015

and period from inception (April 9, 2014) to June 30, 2014

	For the six months ended June 30, 2015 (Unaudited)	For the period ended June 30, 2014 (Audited)
Revenue:
Sales	$-	-

Expenses:
Professional Fees	12,662	16,500
General and Administrative	2,072	306
Net Loss	$(14,734)	(16,806)
Basic and Diluted loss per share	$(0.0147)	(0.0168)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Cash Flows

For the three months and six months ended June 30, 2015

and period from inception (April 9, 2014) to June 30, 2014

	For the three months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)	For period ended June 30, 2014 (Audited)
Cash Flows from Operating Activities:
Net Loss	$(6,215)	(14,734)	(16,806)
Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
Change in Operating Assets
Accounts Receivable	$(1,100)	(1,100)	-
Accounts Payable	(1,500)	-	-
Net Cash Used in Operating Activities	$(8,815)	(15,834)	(16,806)
Cash Flows from Financing Activities
Proceeds from the Sale of Stock	$-	-	50,000
Net Cash Provided by Financing Activities:	$-	-	50,000

Net Change in Cash and Cash Equivalents	$(8,815)	(15,834)	33,194

Cash and Cash Equivalents, Beginning of Period	22,398	29,418	-
Cash and Cash Equivalents, End of Period	$13,584	13,584	33,194

Supplemental Cash Flow Information
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the six months ended June 30, 2015 (Unaudited)

NOTE 1.

NATURE OF BUSINESS

Organization

Stem Sales, Inc. (“STEM”) was formed on April 9, 2014 under the Laws of the State of Florida and is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We have contacted several prospective target businesses and professionals who may have knowledge of prospective target businesses however, at this writing no specific business combination is under detailed negotiations for consideration.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”). These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at June 30, 2015 or December 31, 2014.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at June 30, 2015 or December 31, 2014.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carryforwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Quick Link to Table of Contents

QuickLink to Financial Statements

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

The Company files income tax returns in the United States and Florida, which are subject to examination by the tax authorities in these jurisdictions. Generally, the statute of limitations related to the Company's federal and state income tax return is three years. The state impact of any federal changes for prior years remains subject to examination for a period up to five years after formal notification to the states.

The open tax year for federal tax purposes is 2014. The operating loss carry forward of $20,314 is available to offset income for the next twenty (20) years.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements.  The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit. However there is no written commitment to this effect. There were no balances due to related parties at June 30, 2015 or December 31, 2014.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The Company does not have employment contracts with its key employees, including the Officers of the Company.

Leases and Facility

The Company rents its office facilities pursuant to a month to month basis, beginning January 1, 2015. The company rents the space for $250 plus sales tax monthly.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 4.

STOCKHOLDERS' EQUITY

As of June 30, 2015 the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or $0.05 per share, for their shares which total

Quick Link to Table of Contents

QuickLink to Financial Statements

1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized to be defined and issued solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the period ended June 30, 2015.

The Company has no options or warrants issued or outstanding.

NOTE 5.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Quick Link to Table of Contents

QuickLink to Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

• Target seeking to become public

• Limited capital expenditure requirements

• Strong organic and M&A driven growth potential

• Interest in retaining equity to build and grow the company

Quick Link to Table of Contents

QuickLink to Financial Statements

Results of Operations for the three months ending June 30, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Statement of Operations for the Three Months Ended June 30, 2015

Compared to the Period From Inception (April 9, 2014) to June 30, 2014

	2015	2014
Revenue:	$-0-$	-0-
Professional Fees	5,412	16,500
General and administrative expense	$803	306
Net income (loss)	$(6,215)	(16,806)
Income (loss) per share: basic and diluted	$(0.0062)	(0.0168)

Operating Expenses. For the three months ended June 30, 2015, professional fees paid to consultants were $0 and fees to our Auditor were $5,400 while for the period from inception (April 9, 2014) to June 30, 2014, professional fees to consultants were $15,000 and our fees to our Auditor were $1,500.  Our operating expenses were paid from the sale of stock to our initial shareholders. All of the expenses were planned.

Results of Operations for the six months ending June 30, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Statement of Operations for the Six Months Ended June 30, 2015

Compared to the Period From Inception (April 9, 2014) to June 30, 2014

	2015	2014
Revenue:	$-0-	-0-
Professional Fees	12,662	16,500
General and administrative expense	$2,072	306
Net income (loss)	$(14,734)	(16,806)
Income (loss) per share: basic and diluted	$(0.0147)	(0.0168)

Operating Expenses. For the six months ended June 30, 2015, professional fees paid to consultants were $5,000 and fees to our Auditor were $6,900 while for the period from inception (April 9, 2014) to June 30, 2014, professional fees to consultants were $15,000 and our fees to our Auditor were $1,500.  Our operating expenses were paid from the sale of stock to our initial shareholders. All of the expenses were planned.

Net Income (Loss). For the six months ended June 30, 2015 and for the period from inception (April 9, 2014) to June 30, 2014, we had no revenue. As a result of the factors described above, net loss for the six months ended June 30, 2015 was $14,734 and $16,806 for the six months ended June 30, 2015 and for the period from inception (April 9, 2014) to June 30, 2014, respectively.

Liquidity and Capital Resources

General. At June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $13,584 and $29,418, respectively. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders. Our cash requirements are generally for professional services and general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 12 months.

Our operating activities used cash of $15,834 and $16,806 for the six months ended June 30, 2015 and period from inception (April 9, 2014) to June 30, 2014, respectively. The principle element of cash flow was from the sale of stock to our initial shareholders.

We had no investing activities for the six months ended June 30, 2015 or for the period from inception (April 9, 2014) to June 30, 2014.

As of June 30, 2015, current assets exceeded current liabilities by $14,952.

Quick Link to Table of Contents

QuickLink to Financial Statements

Table 3.0 Cash Flow Summary for the six months ended June 30, 2015

And From Inception (April 9, 2014) to June 30, 2014

	2015	2014
Cash used in operating activities	$(15,834)	(16,806)
Proceeds from Sale of Stock	-	50,000-
Net changes to cash	$(15,834)	33,194

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2015 or December 31, 2014.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEDDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the six month period ended June 30, 2015, or the subsequent period through the date hereof.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation Filed on August 8, 2014 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
3.2	By-Laws Filed on August 8, 2014 as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
10	Form of Escrow Agreement Filed on August 8, 2014 as Exhibit 10 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
14	Code of Ethics Filed on August 8, 2014 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
31	Certification of CEO and CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of CEO and CFO furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the quarterly report on Form 10-Q of Stem Sales, Inc. for the three months ended June 30, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

STEM SALES, INC.

Dated: August 4, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: August 4, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director