Form 10-Q
period 2015-09-30
Stem Sales, Inc.
filed 2015-10-28
CIK 1614083

Quick Link to Table of Contents

QuickLink to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☑

As of October 28, 2015, there were 1,000,000 shares of the Issuer’s common stock issued and outstanding.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

Signatures

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

		D
ASSETS	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Current Assets:
Cash and Cash Equivalents	$6,381	$29,418
Prepaid Expenses	1,517	-
Total Current Assets	7,898	29,418

Other Assets:
Leasehold deposit	268	268
Total Other Assets	268	268

Total Assets	$8,166	$29,686

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and Contingencies (Note 3)	-	-

Stockholders' Equity:
Preferred Stock to be defined and issued at the discretion of Board of Directors (Note 4)
Common Stock; 500,000,000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000	$10,000
Paid in Capital	40,000	40,000
Accumulated Deficit	(41,834)	(20,314)
Total Stockholders’ Equity	8,166	29,686
Total Liabilities and Stockholders’ Equity	$8,166	$29,686

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the three months ended September 30, 2015

and  September 30, 2014

	For the three months ended September 30, 2015 (Unaudited)	For the three months ended September 30, 2014 (Unaudited)
Revenue:
Sales	$-	-

Expenses:
Professional Fees	6,250	850
General and Administrative	535	856
Net Loss	$(6,785)	(1,706)
Basic and Diluted loss per share	$(0.0068)	(0.0017)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the nine months ended September 30, 2015

and period from inception (April 9, 2014) to September 30, 2014

	For the nine months ended September 30, 2015 (Unaudited)	For the period ended September 30, 2014 (Unaudited)
Revenue:
Sales	$-	-

Expenses:
Professional Fees	18,912	17,350
General and Administrative	2,607	1,162
Net Loss	$(21,519)	(18,512)
Basic and Diluted loss per share	$(0.0215)	(0.0185)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Cash Flows

For the nine months ended September 30, 2015

and period from inception (April 9, 2014) to September 30, 2014

	For the nine months ended September 30, 2015 (Unaudited)	For period ended September 30, 2014 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(21,519)	(18,512)
Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
Change in Operating Assets
Leasehold Deposits	-	(268)
Prepaid Expenses	(1,518)	-
Net Cash Used in Operating Activities	$(23,037)	(18,780)
Cash Flows from Financing Activities
Proceeds from the Sale of Stock	$-	50,000
Net Cash Provided by Financing Activities	$-	50,000

Net Change in Cash and Cash Equivalents	$(23,037)	31,220

Cash and Cash Equivalents, Beginning of Period	29,418	-
Cash and Cash Equivalents, End of Period	$6,381	31,220

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the nine months ended September 30, 2015 (Unaudited)

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at September 30, 2015 or December 31, 2014.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2015 or December 31, 2014.

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

The open tax year for federal tax purposes is 2014. As of December 31, 2014, the operating loss carry forward of $20,314 is available to offset income for the next twenty (20) years.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements.  The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit. However there is no written commitment to this effect. There were no balances due to related parties at September 30, 2015 or December 31, 2014.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties. The Company does not have employment contracts with its key employees, including the Officers of the Company.

Leases and Facility

The Company rents its office facilities on a month to month basis pursuant to a lease dated September 2, 2015, commencing October 1, 2015. The Company rents the space for $267.50, monthly.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 4.

STOCKHOLDERS' EQUITY

As of September 30, 2015, the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or $0.05 per share, for their shares which total

Quick Link to Table of Contents

QuickLink to Financial Statements

1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized to be defined and issued solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the period ended September 30, 2015.

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

• Target seeking to become public

• Limited capital expenditure requirements

• Strong organic and M&A driven growth potential

• Interest in retaining equity to build and grow the company

Quick Link to Table of Contents

QuickLink to Financial Statements

Results of Operations for the three months ending September 30, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Statement of Operations for the Three Months Ended September 30, 2015

Compared to the Three Months Ended September 30, 2014

	2015	2014
Revenue:	$-0-	-0-
Professional Fees	6,250	850
General and administrative expense	$535	856
Net income (loss)	$(6,785)	(1,706)
Income (loss) per share: basic and diluted	$(0.0068)	(0.0017)

Operating Expenses. For the three months ended September 30, 2015, professional fees paid to consultants were $5,000 and fees to our Auditor were $1,250 while for the three months ended September 30, 2014, professional fees to consultants were $0 and our fees to our Auditor were $0.  Our operating expenses were paid from the sale of stock to our initial shareholders. All of the expenses were planned.

Results of Operations for the nine months ending September 30, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Statement of Operations for the Nine Months Ended September 30, 2015

Compared to the Period from Inception (April 9, 2014) to September 30, 2014

	2015	2014
Revenue:	$-0-	-0-
Professional Fees	18,912	17,350
General and administrative expense	$2,607	1,162
Net income (loss)	$(21,519)	(18,512)
Income (loss) per share: basic and diluted	$(0.0215)	(0.0185)

Operating Expenses. For the nine months ended September 30, 2015, professional fees paid to consultants were $10,000 and fees to our Auditor were $8,150 while for the period from inception (April 9, 2014) to September 30, 2014, professional fees to consultants were $15,000 and our fees to our Auditor were $1,500.  Our operating expenses were paid from the sale of stock to our initial shareholders. All of the expenses were planned.

Net Income (Loss). For the nine months ended September 30, 2015 and for the period from inception (April 9, 2014) to September 30, 2014, we had no revenue. As a result of the factors described above, net loss for the nine months ended September 30, 2015 was $21,519 and $18,512 for the period from inception (April 9, 2014) to September 30, 2014, respectively.

Liquidity and Capital Resources

General. At September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $6,381 and $29,418, respectively. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders. Our cash requirements are generally for professional services and general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 12 months.  In the event the company needs additional capital it will look to its initial shareholders for capital or it will try to sell shares registered in the offering.

Our operating activities used cash of $23,037 and $18,780 for the nine months ended September 30, 2015 and period from inception (April 9, 2014) to September 30, 2014, respectively. The principle element providing cash flow was from the sale of stock to our initial shareholders.

We had no investing activities for the nine months ended September 30, 2015 or for the period from inception (April 9, 2014) to September 30, 2014.

Quick Link to Table of Contents

QuickLink to Financial Statements

As of September 30, 2015, current assets exceeded current liabilities by $7,898.

Table 3.0 Cash Flow Summary for the nine months ended September 30, 2015

And From Inception (April 9, 2014) to September 30, 2014

	2015	2014
Cash used in operating activities	$(23,037)	(18,780)
Proceeds from Sale of Stock	-	50,000
Net changes to cash	$(23,037)	31,221

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2015 or December 31, 2014.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2015, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the nine month period ended September 30, 2015, or the subsequent period through the date hereof.

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
101*

Financial statements from the quarterly report on Form 10-Q of Stem Sales, Inc. for the three months ended September 30, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

STEM SALES, INC.

Dated: October 28, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: October 28, 2015	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director