Form 10-K
period 2015-12-31
Stem Sales, Inc.
filed 2016-02-16
CIK 1614083

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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

Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

F-1

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015 was $0.00 because the Common Stock of the registrant is not publicly traded on the OTC Markets or other electronic quote system.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of February 13, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	1,000,000

Documents incorporated by reference:  N/A

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Properties

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion and Analysis or Plan of Operation

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A—Controls and Procedures

Item 9B—Other Information

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

PART I

ITEM 1—BUSINESS

Business Development

Stem Sales, Inc. (“STEM”) was formed on April 9, 2014 under the Laws of the State of Florida and is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We have contacted several prospective target businesses and professionals who may have knowledge of prospective target businesses however, at this writing no specific business combination is under detailed negotiations for consideration.  We have filed a registration statement with the SEC as a “Blank Check Company,” in compliance with Rule 419, for the offering of One Million shares of our Common stock to the public which became “effective” on February 2, 2015 (“registered offering”), however, we have not sold any of the registered shares of Common stock to date.

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

(2) Distribution Methods of Our Products

N/A

(3) Status of Any Publicly Announced New Product or Service.

N/A

(4) Our Competition

Other blank check companies are typically larger than we are and far more established.

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

(5) Sources and Availability of Raw Materials

At this time, we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

We do not have any limitation on customers at this time.  Presently we are soliciting business within and outside of our immediate area.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time, we do not own a domain name or hold any patents or trademarks.

(8) Need for Government Approval of Principal Products or Services

Local government rules dictate the need for a business license.

(9) Government Regulation

As a Florida corporation we must file an annual report with the Department of State in Florida.  There are no federal or state regulations that require a special business license for our services.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

(10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years no research and development has taken place.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to federal, state or local environmental laws.

(12) Our Employees

As of December 31, 2015, there were no paid full-time paid employees.  Our officers and directors devote their time to the Company when required.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC’s web site at www.sec.gov. As a reporting company with the SEC, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are required by the Florida Revised Statutes to provide annual reports to the Florida Department of State, Division of Corporations; however, the reports do not include any financial information.  These are available to the public at www.sunbiz.org.  At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

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

We are a blank check company in the development stage with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have had numerous conversations with professionals who may have clients suitable for acquisition by us and principals of promising private companies that may be suitable for acquisition by us but, at this time, we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2015, we had $5,377 in cash and cash equivalents and an accumulated deficit of $44,355. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate our initial business combination, our stockholders may be forced to wait more than 18 months before receiving distributions from the trust account.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

We will have 18 months from February 2, 2015, the effective date of the initial registration statement, to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought not to remain investors. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.  In addition, the holders of the securities purchased in our registered offering and held in the trust account will not be available for sale or transfer by the security holders other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Common stock, par value $.01 per share and one class of preferred blank check stock to be issued solely at the discretion of the Board of Directors which may be issued sometime in the future. We have issued One Million shares of Common stock which is unregistered and we have an effective registration with the SEC for the sale of an additional One Million shares of Common stock which has not been sold to date.  Immediately after the sale and issuance of the registered stock, there will be 498,000,000 authorized but unissued shares of Common stock available for issuance. Although we have no commitment as of this date, we may issue a substantial number of additional shares of Common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of Common stock or preferred stock:

•

may significantly reduce the equity interest of investors in the effective registered offering of One Million shares of Common stock;

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

Our placing of funds in the trust account is to protect those funds from third party claims against us. We have established the trust account with Underhill Securities Corp., a broker-dealer registered under the Exchange Act maintaining net capital equal to or exceeding $25,000 (as calculated pursuant to Exchange Act Rule 15c3-1, in which Underhill Securities Corp. acts as trustee for persons having the beneficial interests in the account.  The records of the trustee reflect that the funds in the trust account will be for the benefit of the purchasers of the securities in our registered offering in order to comply with Rule 419(b)(1)(ii).

Although we will seek to have all major vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek legal recourse against the trust account. A court may not uphold the validity of such

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

agreements and subject the funds in trust to claims of third parties. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than the purchase price per share plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we may not be able to return to our holders of shares of common stock at least the purchase price of the shares.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the 18-month deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum proceeds of our registered offering at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the FINRA listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum proceeds of our registered offering at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

We may only be able to complete one business combination with the proceeds of our registered offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

If an acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after February 2, 2015, the effective date of the initial registration statement, the funds held in the trust account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the trust account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our registered offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

Although we believe that the net proceeds of our registered offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of our registered offering prove to be insufficient, either because of the size of the business combination, the depletion of the available working capital in search of a target business, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers and directors is required to provide any financing to us in connection with or after our initial business combination.

Our officers and directors will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our registered offering and sale of the stock in our registered offering, our officers and directors, will collectively own approximately 20.0% of our issued and outstanding shares of common stock (assuming they do not purchase any shares in our registered offering). None of our officers, directors or their affiliates has indicated any intention to purchase shares in our

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

registered offering or any shares from persons in private transactions. However, our officers, directors or their affiliates could determine in the future to make such purchases in private transactions, to the extent permitted by law, in order to influence the vote.

Our original shareholders paid an aggregate of $50,000, or approximately $0.05 per share, for their shares and our new shareholders will pay $0.10 per unit for their shares resulting in immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offering price per share and the net tangible book value per share of common stock after completion of our registered offering constitutes the dilution to the investors in our registered offering. Our original shareholders acquired their shares of common stock at a nominal price, significantly contributing to this dilution. Upon consummation of our registered offering, you and the other new investors will incur an immediate and substantial dilution per share.

The requirement that we complete our initial business combination within 18 months from February 2, 2015, the effective date of the initial registration statement, may give potential target businesses leverage over us in negotiating our initial business combination.

We have 18 months from February 2, 2015, the effective date of the initial registration statement, to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

•

cultural and language differences;

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Risks Relating to our Common Stock

The determination of the offering price of our Common Stock per our registered offering is more arbitrary compared with the pricing of securities for an operating company in a particular industry.

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

However, although these factors were considered, the determination of our registered offering price is more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no public market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following our registered offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

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

We will not have an underwriter for our registered offering and so we cannot guarantee how much, if any, of the offering will be sold.

The common shares offered in our registered offering are being offered by our officers and directors on a self- underwritten basis. We have not retained an underwriter to assist in offering the common shares. Our officers and directors have limited experience in the offer and sale of securities, and as a result, they may be unable to sell any of the common shares.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. The prospectus covers 1,000,000 shares of common stock, being registered for sale by the company. If additional shares of our common stock become available for resale in the public market pursuant to subsequent registered offerings, the supply of our common stock will increase, which could decrease its price. Some or all of the unregistered shares of common stock not covered by the prospectus or subsequent registered offerings may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

The market price for our common shares will be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

While there is no current market for our common shares our price volatility in the future will be particularly high when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats.  The volatility in our share price will be attributable to a number of factors.  First, our common shares, when compared to the shares of such larger, more established companies, will be sporadically and thinly traded.  As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time.

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We have issued One Million shares of Common stock which is unregistered and we have an effective registration with the SEC for the offering for public sale of an additional One Million shares of Common stock which has not been sold to date. Our common stock is not quoted on the OTC Markets or other electronic quotation system.

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

We had five (5) stockholders of record of our common stock as of December 31, 2015.

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

Forward-Looking Statements

We were formed on April 9, 2014 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, or other similar business combination with one or more target businesses. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We intend to utilize cash derived from the proceeds of the sale of our registered Common stock offering and the private placement of our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

The issuance of additional shares of common stock or preferred stock in our initial business combination:

•

may significantly dilute the equity interest of our investors in our registered offering who would not have pre-emption rights in respect of any such issuance;

•

may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Similarly, if we issue debt securities, it could result in:

•

default and foreclosure on our assets if our operating cash flow, after our initial business combination, are insufficient to pay our debt obligations;

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

Liquidity and Capital Resources

Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the sale of our registered Common stock offering are discussed above. Our plans to raise capital or to consummate our initial business combination may not be successful. Under 419(b)(2)(vi) the registrant may receive up to 10 percent of the proceeds remaining after payment of underwriting commissions, underwriting expenses and dealer allowances permitted by paragraph (b)(2)(i) of this rule, exclusive of interest or dividends, as those proceeds are deposited into the trust account.  Management may use up to 10% of the proceeds and may use the interest from the trust account to fund its working capital requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We intend to use substantially all of the net proceeds of the sale of our registered Common stock offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto.  To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

We believe that, upon consummation of the sale of our registered Common stock  offering, the 10% of the anticipated net proceeds held in the trust account, plus the interest earned on the trust account balance (net of income and other tax obligations) that may be released to us to augment our working capital requirements which we may use together with our present cash on hand will in aggregate be approximately $15,000 which will be sufficient to allow us to operate for approximately the next 6 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using our current funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•

$5,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•

$3,000 of expenses for the due diligence and investigation of a target business by our officers and directors;

•

$5,000 of expenses in legal and accounting fees relating to our SEC reporting obligations; and

•

$2,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Controls and Procedures

We were required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2015. As of the date of this 10-K, we have completed an assessment of our internal controls as more fully discussed in Item 9A. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

High projected return on equity

•

Strong organic and M&A driven growth potential

•

Interest in retaining equity to build and grow the company

Competitive Strengths

We believe our competitive strengths to be the following:

A.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

combination. In this situation, the target business would exchange their business assets or the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

B.

Financial Position

With funds held in the trust account available for our initial business combination initially in the amount of $100,000, assuming the entire registered offering is sold, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

C.

Management Operating and Investing Experience

Our President, Robert Snibbe, has approximately 43 years’ experience in the corporate business world and is the founder and chief executive officer of Snibbe & Company and AEOLUS, INC.  We believe that his breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our registered offering. We intend to utilize cash derived from the proceeds of our registered offering in effecting our initial business combination. Although substantially all of the net proceeds of our registered offering are intended to be applied generally toward effecting a business combination as described in our prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our registered offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

Our management has presented our financial opportunity and value proposition to prospective target businesses and professionals who advise and service clients who would be prospective target businesses.  We have several ongoing conversations with prospective target businesses.  As of the date of this filing, we do not have any specific business combination under definitive agreement and we have not (nor has anyone on our behalf), directly or indirectly, entered detailed negotiations with any prospective target business or made any commitment, formal or otherwise, with respect to such a transaction.  As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Subject to our management team’s fiduciary duties and the limitations that a target business have a fair market value of at least 80% of the maximum registered offering proceeds at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in our registered offering to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet committed to any acquisition candidate, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our original shareholders or members of our management team or special advisors or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or original shareholders. As of the date of this 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the maximum registered offering proceeds at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

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

•

participates; and

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Fair Market Value of Target Business

Pursuant to FINRA OTC listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum registered offering proceeds at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the maximum registered offering proceeds. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

If a consummated acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after February 2, 2015, the effective date of the initial registration statement, the funds held in the trust account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the trust account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

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

None of our officers, directors, original shareholders or their affiliates has indicated any intention to purchase shares of common stock in our registered offering or from persons in private transactions. Furthermore, our officers, directors, original

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

shareholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from February 2, 2015, the effective date of the initial registration statement, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law.

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

We will seek to have all third parties (including any vendors or other entities we engage after our registered offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our executive officers have orally agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to so as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Our executive officers will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, they will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $0.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Florida law to provide for claims of creditors as described below).

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us, which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from February 2, 2015, the effective date of the initial registration statement, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Description of property

We currently maintain our principal executive offices at 801 West Bay Drive, Suite 418, Largo, FL  33770. The office is located inside the Wells Fargo Bank building.  The cost for this space is $250.00 per month plus taxes.   We do not own the building but rent a windowless office within the premises which is approximately 100 square feet.  We rent pursuant to a Lease dated September 2, 2015, on a month to month basis until terminated with 30 days’ notice.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Results of Operations

Results of Operations for the year ended December 31, 2015 and the period from inception (April 9, 2014) through December 31, 2014

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Statement of Operations for the Year Ended December 31, 2015 and

the period from inception through December 31, 2014

	Year 2015	Period 2014
Revenue:	$-	$-
Professional Fees	$20,162	$18,350
General and administrative expense	$3,879	$1,964
Income (loss) from operations	$(24,041)	$(20,314)
Net loss	$(24,041)	$(20,314)
Income (loss) per share: basic and diluted	$(0.024)	$(0.020)

Loss from Operations. For the year ended December 31, 2015, we had no revenue. The total loss from operations was ($24,041) for the year ended December 31, 2015.

Operating Expenses. Our operating expenses were paid from the sale of stock to our initial shareholders.  All of the expenses were planned.

Net Loss. As a result of the factors described above, our net loss for the year ended December 31, 2015 was ($24,041).

Liquidity and Capital Resources

General. At December 31, 2014 we had cash and cash equivalents of $29,418 and at December 31, 2015, we had cash and cash equivalents of $5,377. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders.  Our cash requirements are generally for professional services and general and administrative activities.   We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 6 months.

Our operating activities used cash of $24,041 for the year ended December 31, 2015 and $20,582 for the period from inception through December 31, 2014.  The principal source of cash flow was from financing activities.

We had no investing activities for the year ended December 31, 2015 or the period from inception through December 31, 2014.

As of December 31, 2015, current assets exceeded current liabilities by $5,377.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Table 2.0 Cash Flow Summary for the Year ended December 31, 2015 and the period from inception through December 31, 2014

	Year 2015	Period 2014
Cash used in operating activities	$(24,041)	$(20,582)
Cash provided by financing activities	-	50,000
Net changes to cash	$(24,041)	$29,418

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net loss of ($24,041) for the year ended December 31, 2015 for a cumulative net loss from inception of $44,355.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company will be highly dependent on shareholder loans to fund the operations.  The Company’s continuation as a going concern is dependent upon its ability to receive shareholder loans, if necessary, and a completion of a merger or acquisition. No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

ITEM 8—FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Stem Sales, Inc.

We have audited the accompanying balance sheets of Stem Sales, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2015 and the period from inception (April 9, 2014) to December 31, 2014. Stem Sales, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stem Sales, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from inception (April 9, 2014) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows since inception.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our opinion on the financial statements is not modified with respect to this matter.

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida February 13, 2016

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

At December 31, 2015 and 2014

ASSETS	December 31, 2015	December 31, 2014
Current Assets:
Cash and Cash Equivalents	$5,377	$29,418
Total Current Assets	$5,377	$29,418
Rental Deposit	$268	$268
Total Other Assets	$268	$268
Total Assets	$5,645	$29,686

LIABILITIES AND STOCKHOLDERS' EQUITY

Commitments and Contingencies (Note 3)	-	-

Stockholders' Equity:
Common Stock: 500,000,000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000	$10,000
Additional Paid in Capital	$40,000	$40,000
Accumulated Deficit	$(44,355)	$(20,314)
Total Equity	$5,645	$29,686
Total Liabilities and Stockholders' Equity Deficit	$5,645	$29,686

See accompanying notes to the financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Operations

For the Year Ended December 31, 2015

And for the Period (from Inception, April 9, 2014) Ended December 31, 2014

	For the year ended December 31, 2015	For the period ended December 31, 2014
Revenue:
Sales	$-	$-

Expenses:
Professional Fees	$20,162	18,350
General and Administrative	$3,879	$1,964
Net Loss	$(24,041)	$(20,314)

Basic and Diluted Loss Per Share	$(0.024)	$(0.020)
Weighted Average Number of Shares Outstanding	$1,000,000	$1,000,000

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Changes in Stockholders’ Equity

For the period from inception (April 9, 2014) through December 31, 2015

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at Inception (April 9, 2014)	-	$-	$-	$-	$-
Sale of Stock	1,000,000	$10,000	$40,000	$-	$50,000
Net Loss	-	$-	$-	$(20,314)	$(20,314)
Balance as of December 31, 2014	1,000,000	$10,000	$40,000	$(20,314)	$29,686

Net Loss	-	$-	$-	$(24,041)	$(24,041)
Balance as of December 31, 2015	1,000,000	$10,000	$40,000	$(44,355)	$5,645

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statements Cash Flows

For the Year Ended December 31, 2015

and

For the Period (from inception, April 9, 2014) Ended December 31, 2014

	For the year ended December 31, 2015	For the period ended December 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(24,041)	$(20,314)

Changes in Operating Assets and Liabilities:
Rental Deposit	-	(268)
Net Cash Used In Operating Activities	$(24,041)	$(20,582)

Cash Flows from Financing Activities:
Proceeds from Sale of Stock	$-	$50,000
Net Cash Provided by Financing Activities:	$-	$50,000

Net change in Cash and Cash Equivalents	$(24,041)	$29,418

Cash and Cash Equivalents, Beginning of Period	29,418	-
Cash and Cash Equivalents, End of Period	$5,377	$29,418

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

 STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

December 31, 2015

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

Cash and Cash Equivalents

All of the cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents as of December 31, 2015.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2015 or 2014.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary.  From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  However, there is no written commitment to this effect.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.  The Company does not have employment contracts with its key employees, including the Officers of the Company.

Leases and Facility

The Company rents its office facilities pursuant to that certain “801 West Bay Center Executive Suite Lease Agreement” dated September 2, 2015, on a month to month basis, until terminated with 30 days’ notice.  The company leases the space for $250 plus sales tax monthly.

Legal Matters

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 4.

INCOME TAXES

Stem Sales, Inc. is a Florida corporation required to file returns and pay corporate income taxes as a C corporation to the United States and the State of Florida.  Corporate Income Tax returns for 2014 have been timely filed.  No comments have been received from either the United States or the State of Florida.  Corporate Income Tax returns for 2015 have not been filed as of this report.

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

The open tax year for federal tax purposes is 2015. As of December 31, 2015, the operating loss carry forward of $44,355 is estimated to be available to offset income for the next twenty (20) years.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

NOTE 5.

STOCKHOLDERS' EQUITY

As of December 31, 2015 the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of Common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or approximately $0.05 per Common share, for their Common shares which total 1,000,000 Common shares issued and outstanding.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

On February 2, 2015, our Registration Statement on Form S-1, registering 1,000,000 of our Common Shares to be offered to the public at $0.10 per share became effective.  None of these registered shares have been sold.

There is one class of preferred stock which may be authorized solely at the discretion of the Board of Directors.  No preferred stock has been authorized to date.

No preferred or common stock was issued subsequent to December 31, 2015.

The Company has no options or warrants issued or outstanding.

NOTE 6.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 8, 2014, we retained the audit firm of DKM Certified Public Accountants, Inc., as our initial auditors.  Per letter dated June 22, 2015, DKM notified us that they would be withdrawing from work before the Securities and Exchange Commission. On June 25, 2015, we retained the audit firm of Accell Audit & Compliance, P.A. as our auditor.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described in the next section.

Since inception (April 9, 2014) our operations have been simple, straightforward, and limited, for the most part, to cash expenses for professional services related to achieving our effective registration with the SEC of our registered offering for sale of One Million shares of Common stock which has not been sold to date and the maintenance of that registration through required audit services and filings with the SEC.  Accordingly, we believe that the financial statements included in this Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  It was determined that our internal controls are not effective over our financial reporting.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Table 3.0 Directors and Executive Officers

Name	Age	Position
Robert M. Snibbe, Jr.	71	President, CFO, Chairman of the Board of Directors
Bettina Elsner	73	Secretary and Treasurer

Background of Executive Officers and Directors

Mr. Robert M. Snibbe, Jr. has served as our President and Chairman of the Board of Directors since the incorporation of Stem Sales, Inc. on April 9, 2014.  He has over forty-three (43) years of business experience.  He has been involved in start-up companies as well as companies needing an experienced executive to help the business gain market share and reduce expenses to increase profits.  With his experience as an Investment Banker to the entrepreneur he has become, he brings the experience and expertise to help guide the company to find a possible merger or acquisition.  Mr. Snibbe is a designer and implementer of strategic plans, financial facilities, operational structures, production processes, and product innovations as wells as achiever of corporate renewal and repositioning.  Mr. Snibbe is accomplished in private financing, public securities, business and real property acquisition/divestiture, growth funding, cash flow management, and tax optimization.

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

Mr. Snibbe was a Director of Dixie Foods International, Inc. from 2010 through 2014.  Dixie was a publicly traded manufacturer of barbeque sauce.  Dixie Foods merged with KCI Investments in June 2014.  From 2009 to 2014, Mr. Snibbe was a Director-Compensation Committee for New Wave Surgical, Corp., a medical device manufacturer sold to Covidien in March 2014.  Mr. Snibbe was an Investment banker with Donaldson, Lufkin, & Jenrette (now Credit Suisse) in New York, NY from 1972 to 1974.

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

Bettina Maria Elsner has served as our Secretary/Treasurer since the incorporation of Stem Sales, Inc. on April 9, 2014.  Ms. Elsner has over twenty-one (21) years business experience. She has owned and managed Bettina Elsner Artistic Tiles business for over seventeen (17) years.  She is responsible for sourcing the raw materials, customer relations, painting the tiles, glazing the tiles, firing the tiles, shipping, accounting and taxes.  She sells her handcrafted tiles via her website www.elsnertile.com and through www.studiotiles.com, which is an outlet for her tiles run by her son.  Ms. Elsner used to exhibit at tile trade shows and visit interior designer/architects, however in the last decade most of her business has come through her website and referrals from of her son’s website.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Robert M. Snibbe, Jr., for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Snibbe as our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Snibbe has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Snibbe has gained this expertise through his experience and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

AUDIT COMMITTEE REPORT

For the period from inception (April 9, 2014) to December 31, 2014 and fiscal year ended December 31, 2015, the audit committee has:

•

reviewed and discussed with management the audited financial statements for the period from inception (April 9, 2014) to December 31, 2014 and fiscal year ended December 31, 2015;

•

discussed with Accell Audit & Compliance, P.A., the independent auditors for the period from inception (April 9, 2014) to December 31, 2014 and fiscal year 2015, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, as superseded by Statement on Auditing Standards No. 115, Communicating Internal Control Related Matters Identified in an Audit (AU Section 325); and

•

 received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.

On the basis of the reviews and discussions referenced above, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal year December 31, 2015, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2015 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 5.0 Summary Officer Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert M. Snibbe, Jr., President	2015	0	0	0	0	0	0	0	0
Bettina Elsner, Secretary, Treasurer	2015	0	0	0	0	0	0	0	0

The base compensation for the Named Executive Officers will be reviewed every two years and adjustments will be made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2015:

Table 6.0 Outstanding Equity Awards at December 31, 2015

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options Exercisable (#)	Number of securities underlying unexercised options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Snibbe, Jr.	0	0	0	0	0	0	0	0	0
Bettina Elsner	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
Robert M. Snibbe, Jr.	0	0	0	0	0	0	0
Bettina Elsner	0	0	0	0	0	0	0

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Board of Directors and Committees

Currently, our Board of Directors consists of Mr. Robert M. Snibbe, Jr. and Ms. Bettina Elsner.  We are seeking additional board members. At present, the Board of Directors has not established any standing committees other than the Audit Committee.

Employment Agreements

There are no employment agreements with our officers and directors.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2015, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 8.0 Beneficial Ownership as December 31, 2015

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2015, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 8, 2014, we engaged the audit firm of DKM Certified Public Accountants as our first auditors. Per letter dated June 22, 2015, DKM notified us that they would be withdrawing from work before the Securities and Exchange Commission. On June 25, 2015 we retained the audit firm of Accell Audit & Compliance, P.A. as our auditor.

The following table sets forth the aggregate fees billed by our auditors and accountants for the Period from Inception through December 31, 2014 and for the Year 2015:

Table 9.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
Inception – 12/31/2014	$1,500	$0	$0	$0	$1,500
Year 2015	$9,400	$0	$0	$0	$9,400

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 10.0 Index to Exhibits

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
101

Financial statements from the annual report on Form 10-K of Stem Sales, Inc. for the year ended December 31, 2015, filed with the Securities and Exchange Commission, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Largo, Florida:

STEM SALES, INC.

Dated: February 16, 2016	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: February 16, 2016	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director