Form 10-Q
period 2016-09-30
Stem Sales, Inc.
filed 2016-11-04
CIK 1614083

Quick Link to Table of Contents

QuickLink to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☑

As of November 4, 2016, there were 1,000,000 shares of the Issuer’s common stock issued and outstanding.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

Signatures

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

As of

September 30, 2016 and December 31, 2015

		D
ASSETS	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Current Assets:
Cash and Cash Equivalents	$2,466	$5,377
Total Current Assets	2,466	5,377

Other Assets:
Leasehold deposit	268	268
Total Other Assets	268	268

Total Assets	$2,734	$5,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Total Current Liabilities	$-	$-

Non-Current Liabilities:
Advance from Stockholder including Accrued Interest (Note 3)	7,066	-
Total Non-Current Liabilities	7,066	-

Total Liabilities	7,066	-

Commitments and Contingencies (Note 3)

Stockholders' Equity (Deficit):
Preferred Stock to be defined and issued at the discretion of Board of Directors (Note 4)	$-	$-
Common Stock; 500,000,000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	10,000	10,000
Paid in Capital	40,000	40,000
Accumulated Deficit	(54,332)	(44,355)
Total Stockholders’ Equity (Deficit)	(4,332)	5,645
Total Liabilities and Stockholders’ Equity (Deficit)	$2,734	$5,645

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the three months ended September 30, 2016

and 2015

	For the three months ended September 30, 2016 (Unaudited)	For the three months ended September 30, 2015 (Unaudited)
Revenue:
Sales	$-	$-

Expenses:
Professional Fees	1,400	6,250
General and Administrative	803	535
Interest Expense	34	-
Net Loss	$(2,237)	$(6,785)
Basic and Diluted loss per share	$(0.0022)	$(0.0068)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the nine months ended September 30, 2016

and 2015

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Revenue:
Sales	$-	$-

Expenses:
Professional Fees	7,275	18,912
General and Administrative	2,636	2,607
Interest Expense	65	-
Net Loss	$(9,976)	$(21,519)
Basic and Diluted loss per share	$(0.0100)	$(0.0215)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Cash Flows

For the three months ended September 30, 2016 and 2015

	For the three months ended September 30, 2016 (Unaudited)	For the three months ended September 30, 2015 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(2,237)	$(6,785)
Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
Change in Operating Assets
Prepaid Expenses	-	(418)
Change in Operating Liabilities
Accrued Interest	35	-
Net Cash Used in Operating Activities	$(2,202)	$(7,203)
Cash Flows from Financing Activities
Stockholder Note	$2,500	$-
Net Cash Provided by Financing Activities	$2,500	$-

Net Change in Cash and Cash Equivalents	$298	$(7,203)

Cash and Cash Equivalents, Beginning of Period	$2,168	$13,584
Cash and Cash Equivalents, End of Period	$2,466	$6,381

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(9,976)	$(21,519)
Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
Change in Operating Assets
Prepaid Expenses	-	(1,518)
Change in Operating Liabilities
Accrued Interest	65	-
Net Cash Used in Operating Activities	$(9,911)	$(23,037)
Cash Flows from Financing Activities
Stockholder Note	$7,000	$-
Net Cash Provided by Financing Activities	$7,000	$-

Net Change in Cash and Cash Equivalents	$(2,911)	$(23,037)

Cash and Cash Equivalents, Beginning of Period	$5,377	$29,418
Cash and Cash Equivalents, End of Period	$2,466	$6,381

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the nine months ended September 30, 2016 (Unaudited)

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at September 30, 2016 or December 31, 2015.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at September 30, 2016 or September 30, 2015.

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

The open tax years for federal Net Operating Loss carry forward purposes are 2014 and 2015. As of September 30, 2016 the aggregate Net Operating Loss carry forward of $44,355 is available to offset income for twenty (20) years and begins to expire in 2034.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Reclassifications

Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements.  The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  Robert M. Snibbe, Jr. advanced $2,000 on February 29, 2016, $2,500 on May 6, 2016, and $2,500 on August 10, 2016.  These and future advances are to be documented in that certain Promissory Note For Advances dated May 6, 2016 with quarterly schedule revisions and maturing at the earlier of January 31, 2018 or any change in equity ownership of the Company.  Accrued simple interest at 3% on the note amounted to $65 at September 30, 2016.  There were no balances due to related parties at December 31, 2015.

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

Quick Link to Table of Contents

QuickLink to Financial Statements

NOTE 4.

STOCKHOLDERS' EQUITY

As of September 30, 2016, the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or $0.05 per share, for their shares which total 1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized to be defined and issued solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the period ended September 30, 2016.

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

• Target seeking to become public

• Limited capital expenditure requirements

• Strong organic and M&A driven growth potential

• Interest in retaining equity to build and grow the company

Quick Link to Table of Contents

QuickLink to Financial Statements

Results of Operations for the three months ending September 30, 2016

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Statement of Operations for the Three Months Ended September 30, 2016

Compared to the Three Months Ended September 30, 2015

	2016	2015
Revenue:	$-0-	-0-
Professional Fees	1,400	6,250
General and Administrative Expense	803	535
Interest Expense	34	-
Net Loss	$(2,237)	(6,785)
Loss per share: basic and diluted	$(0.0022)	(0.0068)

Operating Expenses. For the three months ended September 30, 2016, professional fees for services performed by our auditor were $1,400 while for the three months ended September 30, 2015, professional fees to our Consultant were $5,000 and fees to our Auditors were $1,250. All of the expenses were planned.

Results of Operations for the nine months ending September 30, 2016

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Statement of Operations for the Nine Months Ended September 30, 2016

Compared to the Nine Months Ended September 30, 2015

	2016	2015
Revenue:	$-0-	-0-
Professional Fees	7,275	18,912
General and Administrative Expense	2,636	2,607
Interest Expense	65	-
Net Loss	$(9,976)	(21,519)
Loss per share: basic and diluted	$(0.0100)	(0.0215)

Operating Expenses. For the nine months ended September 30, 2016, professional fees for services performed by our transfer agent were $975 and the professional fees for our auditor were $6,300 while for the nine months ended September 30, 2015, professional fees to our consultant were $10,000 and professional fees to our transfer agent were $762, and fees to our Auditors were $8,150. All of the expenses were planned.

Financing Activities

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  Robert M. Snibbe, Jr. advanced $2,000 on February 29, 2016, $2,500 on May 6, 2016, and $2,500 on August 10, 2016.  These and future advances are to be documented in that certain Promissory Note For Advances dated May 6, 2016 with quarterly schedule revisions and maturing at the earlier of January 31, 2018 or any change in equity ownership of the Company.  Accrued simple interest at 3% on the note amounted to $65 at September 30, 2016.

Liquidity and Capital Resources

General. At September 30, 2016 and December 31, 2015, we had cash and cash equivalents of $2,466 and $5,377, respectively. Our operating activities used cash of $9,911 and $23,037 for the nine months ended September 30, 2016 and September 30, 2015, respectively.  We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders and advances from one of our shareholders as discussed in Financing Activities, immediately above. Our cash requirements are generally for professional services and general and administrative activities. We believe that our cash balance is not sufficient to finance our

Quick Link to Table of Contents

QuickLink to Financial Statements

cash requirements for expected operational activities through the next 12 months.  In the event the company needs additional capital it will look to its initial shareholders for capital or it will try to sell shares registered in the offering.

We had no investing activities for the nine months ended September 30, 2016 and September 30, 2015.

As of September 30, 2016, Current Assets exceeded Current Liabilities by $2,466.

Table 3.0 Cash Flow Summary for the nine months ended September 30, 2016

And September 30, 2015

	2016	2015
Cash used in operating activities	$(9,911)	(23,037)
Shareholder Note	7,000	-
Net changes to cash	$(2,911)	(23,037)

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2016, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the nine-month period ended September 30, 2016, or the subsequent period through the date hereof.

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
101*

Financial statements from the quarterly report on Form 10-Q of Stem Sales, Inc. for the three months ended September 30, 2016, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

STEM SALES, INC.

Dated: November 4, 2016	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: November 4, 2016	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director