Form 10-K
period 2016-12-31
Stem Sales, Inc.
filed 2017-02-15
CIK 1614083

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended: December 31, 2016

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

Yes ☐  No ☑

F-1

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016 was $0.00 because the Common Stock of the registrant is not publicly traded on the OTC Markets or other electronic quote system.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of February 15, 2017 is as follows:

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

PART I

ITEM 1—BUSINESS

Business Development

Stem Sales, Inc. “STEM” was formed on April 9, 2014 under the Laws of the State of Florida and is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. Our efforts to identify a target business will not be limited to a particular industry or geographic region.  We have contacted several prospective target businesses and professionals who may have knowledge of prospective target businesses.  During the month of December 2016, we entered two Letters of Intent, however, at this writing no specific business combination is under detailed negotiations for consideration.  We have filed a registration statement with the SEC as a “Blank Check Company,” in compliance with Rule 419, for the offering of One Million shares of our Common stock to the public which became “effective” on February 2, 2015 (“registered offering”), however, we have not sold any of the registered shares of Common stock to date.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

(10) Research and Development during Our Last Two Years

During the last two years no research and development has taken place.

(11) Cost and Effects of Compliance with Environmental Laws

We are not subject to federal, state or local environmental laws.

(12) Our Employees

As of December 31, 2016, there were no paid full-time paid employees.  Our officers and directors devote their time to the Company when required.

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

As of December 31, 2016, we had $2,764 in cash and cash equivalents and an accumulated deficit of $56,568. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate our initial business combination, our stockholders may be forced to wait more than 18 months before receiving distributions from the escrow account.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

We will have 18 months from August 8, 2016, the effective date of our amended Prospectus, to consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto and only then in cases where investors have sought not to remain investors. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the escrow account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, potentially at a loss.  In addition, the securities purchased in our registered offering and held in the escrow account will not be available for sale or transfer by the security holders other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

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

If third parties bring claims against us, the proceeds held in the escrow account could be reduced and the per-share redemption price received by stockholders may be less than $.10.

Our placing of funds in the escrow account is to protect those funds from third party claims against us. We have established the escrow account with Branch Banking and Trust Company, a North Carolina banking corporation, (“BB&T”) in which BB&T acts as escrow agent for persons having the beneficial interests in the account.  The records of the escrow agent reflect that the funds in the escrow account will be for the benefit of the purchasers of the securities in our registered offering in order to comply with Rule 419(b)(1)(ii).

Although we will seek to have all major vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the escrow account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek legal recourse against the escrow account. A court may not uphold the validity of such

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

agreements and subject the funds in escrow to claims of third parties. Accordingly, the proceeds held in the escrow account could be subject to claims which could take priority over those of our public stockholders. Therefore, the distribution from the escrow account to each holder of shares of common stock may be less than the purchase price per share plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the escrow account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the escrow account we may not be able to return to our holders of shares of common stock at least the purchase price of the shares.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination within 18 months from August 8, 2016, the effective date of our amended Prospectus, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares of common stock, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the escrow account to our public stockholders promptly after expiration of the 18-month deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the escrow account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

Pursuant to the FINRA listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the maximum proceeds of our registered offering at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the escrow account.

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

The shares beneficially owned by our officers and directors will not participate in the escrow account liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to receive distributions with respect to their shares upon our escrow account liquidation if we are unable to consummate our initial business combination. Accordingly, these securities may be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

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

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the escrow account.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash available at the time of closing. If the amount of money available to us to consummate an initial business combination is below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 18 months in order to be able to receive a distribution from the escrow account, in which case they may receive less than their original purchase price from the escrow account.

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

If an acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after August 8, 2016, the effective date of our amended Prospectus, the funds held in the escrow account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the escrow account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

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

Our original shareholders paid an aggregate of $50,000, or $0.05 per share, for their shares and our new shareholders will pay $0.10 per unit for their shares resulting in immediate and substantial dilution from the purchase of our shares of common stock.

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

The requirement that we complete our initial business combination within 18 months from August 8, 2016, the effective date of our amended Prospectus, may give potential target businesses leverage over us in negotiating our initial business combination.

We have 18 months from August 8, 2016, the effective date of our amended Prospectus, to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Pursuant to Rule 15g-8 of the 1934 Securities and Exchange Act, as amended makes it unlawful for any person to sell or offer to sell any security that is deposited and held in escrow pursuant to Rule 419(b)(3) under the Securities Act of 1933, as amended or any interest related to such securities shall be permitted other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order as defined by the Internal Revenue Code of 1986 as amended, or Title 1 of the Employee Retirement Income Security Act, or the rules thereunder.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Our amended Prospectus covers 1,000,000 shares of common stock, being registered for sale by the company. If additional shares of our common stock become available for resale in the public market pursuant to subsequent registered offerings, the supply of our common stock will increase, which could decrease its price. Some or all of the unregistered shares of common stock not covered by the amended Prospectus or subsequent registered offerings may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of common stock.

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

We had five (5) stockholders of record of our common stock as of December 31, 2016.

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

Liquidity and Capital Resources

Further, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. Management’s plans to address this uncertainty through the sale of our registered Common stock offering are discussed above. Our plans to raise capital or to consummate our initial business combination may not be successful. Under 419(b)(2)(vi) the registrant may receive up to 10 percent of the proceeds remaining after payment of underwriting commissions, underwriting expenses and dealer allowances permitted by paragraph (b)(2)(i) of this rule, exclusive of interest or dividends, as those proceeds are deposited into the escrow account.  Management may use up to 10% of the proceeds and may use the interest from the escrow account to fund its working capital requirements. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We intend to use substantially all of the net proceeds of the sale of our registered Common stock offering, including the funds held in the escrow account, to acquire a target business or businesses and to pay our expenses relating thereto.  To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the escrow account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products.

We believe that, upon consummation of the sale of our registered Common stock  offering, the 10% of the anticipated net proceeds held in the escrow account, plus the interest earned on the escrow account balance (net of income and other tax obligations) that may be released to us to augment our working capital requirements which we may use together with our present cash on hand will in aggregate be approximately $15,000 which will be sufficient to allow us to operate for approximately the next 6 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using our current funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Controls and Procedures

We were required to comply with the internal control requirements of the Sarbanes-Oxley Act for the year ending December 31, 2016. As of the date of this 10-K, we have completed an assessment of our internal controls as more fully discussed in Item 9A. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

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

B.

Financial Position

With funds held in the escrow account available for our initial business combination initially in the amount of $100,000, assuming the entire registered offering is sold, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and it may not be available to us.

C.

Management Operating and Investing Experience

Our President, Robert Snibbe, has approximately 44 years’ experience in the corporate business world and is the founder and chief executive officer of AEOLUS, INC.  We believe that his breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our registered offering. We intend to utilize cash derived from the proceeds of our registered offering in effecting our initial business combination. Although substantially all of the net proceeds of our registered offering are intended to be applied generally toward effecting a business combination as described in our amended Prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our registered offering are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

Our management has presented our financial opportunity and value proposition to prospective target businesses and professionals who advise and service clients who would be prospective target businesses.  We have several ongoing conversations with prospective target businesses.  We entered into two Letters of Intent during December 2016.  As of the date of this filing, we do not have any specific business combination under definitive agreement and we have not (nor has anyone on our behalf), directly or indirectly, entered detailed negotiations with any prospective target business or made any commitment, formal or otherwise, with respect to such a transaction.  As a result, we may not be able to locate a target business, and we may not be able to engage in a business combination with a target business on favorable terms or at all.

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

Sources of Target Businesses

While we have not yet committed to any acquisition candidate, we believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our amended Prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our original shareholders or members of our management team or special advisors or our or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or original shareholders. As of the date of this 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that a target business have a fair market value of at least 80% of the maximum registered offering proceeds at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the escrow account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

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

•

industry leadership, sustainability of market share and attractiveness of industries in which a target business participates; and

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

•

macro competitive dynamics in the industry within which the company competes.

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

Stockholder Acceptance of Business Combination

In accordance with Rule 419 in connection with any proposed business combination, each public stockholder shall have the opportunity to remain as an investor or to withdraw his or her investment.  The public stockholders (but not our officers or directors) may seek to return their shares of common stock in exchange for the portion of the aggregate amount then on deposit in the escrow account (net of taxes payable), subject to the limitations described herein.

In connection with any initial business combination, in accordance with the procedures under Rule 419(e)(2), each public stockholder will have the right to approve and remain an investor in such proposed business combination. Each public stockholder shall have no fewer than 20 business days or more than 45 business days to notify us in writing of their decision to remain an investor in any proposed business combination.  Each public shareholder will receive by first class mail or other prompt means, sent by the company no more than five days after a post-effective amendment effective date, a copy of the post-effective amended Prospectus for the acquisition of a business.

If a consummated acquisition meeting the requirements of Rule 419 has not occurred by a date 18 months after August 8, 2016, the effective date of our amended Prospectus, the funds held in the escrow account shall be returned by first class mail or equally prompt means to the purchasers within five business days following that date. The securities held in the escrow account shall be returned by first class mail or equally prompt means to the Registrant within five business days following that date.

If we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the escrow account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 18 months from August 8, 2016, the effective date of our amended Prospectus in order to be able to receive a pro rata share of the escrow account.

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

Liquidation if No Business Combination

If we do not complete a business combination within 18 months from August 8, 2016, the effective date of our amended Prospectus, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the escrow account, including any interest and income taxes payable with respect to interest earned on the escrow account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law.

Under the Florida General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in dissolution. The pro rata portion of our escrow account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Florida law. If the corporation complies with certain procedures set forth in Section 280 of the Florida General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our escrow account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Florida law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Florida General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the escrow account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the escrow account, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Florida law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will seek to have all third parties (including any vendors or other entities we engage after our registered offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the escrow account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the escrow account. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the escrow account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the escrow account. Our executive officers have orally agreed that they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to so as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Our executive officers will have no personal liability as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the escrow account. Moreover, they will not be personally liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the escrow account could be less than $0.10 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the escrow account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Florida law to provide for claims of creditors as described below).

We anticipate notifying the escrow agent of the escrow account to begin liquidating such assets promptly after such date and anticipate it will take no more than 5 business days to effectuate such distribution. Our officers, directors and original shareholders have waived their rights to participate in any liquidation distribution with respect to their shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the escrow accounts. If such funds are insufficient, our executive officers have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

Our public stockholders (our “investors”) shall be entitled to receive a refund of their funds in the escrow account (in exchange for cancellation of their stock) in the event of our failure to complete our initial business combination in the required time period.  Also, after receipt of a copy of the Prospectus contained in a post-effective amendment regarding a business combination, if a public stockholder fails to notify us in writing of their election to remain an investor within 45 business days from the effective date of the post-effective amendment, the investor’s funds in escrow shall be returned to them within five business days.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the escrow account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the escrow account we may not be able to return to our public stockholders at least $.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us, which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the escrow account to our public stockholders promptly after 18 months from August 8, 2016, the effective date of our amended Prospectus, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the escrow account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

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

Results of Operations

Results of Operations for the year ended December 31, 2016 and year ended December 31, 2015

The following tables set forth key components of our results of operations and revenue for the periods indicated in US dollars.

Table 1.0 Statement of Operations for the Year Ended December 31, 2016 and Year ended December 31, 2015

	Year 2016	Year 2015
Revenue:	$-	$-
Professional Fees	$8,675	$20,162
General and administrative expense	$3,439	$3,879
Interest Expense	$99	$0
Income (loss) from operations	$(12,213)	$(24,041)
Net loss	$(12,213)	$(24,041)
Income (loss) per share: basic and diluted	$(0.012)	$(0.024)

Loss from Operations. For the year ended December 31, 2016, we had no revenue. The total loss from operations was ($12,213) for the year ended December 31, 2016.

Operating Expenses. Our operating expenses were paid from the sale of stock to our initial shareholders and advances from one of our initial shareholders.  All of the expenses were planned.

Net Loss. As a result of the factors described above, our net loss for the year ended December 31, 2016 was ($12,213).

Liquidity and Capital Resources

General. At December 31, 2015 we had cash and cash equivalents of $5,377 and at December 31, 2016, we had cash and cash equivalents of $2,764. We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders and advances from one of our initial shareholders.  Our cash requirements are generally for professional services and general and administrative activities.   We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 6 months.

Our operating activities used cash of $12,114 for the year ended December 31, 2016 and $24,041 the year ended December 31, 2015.  The principal source of cash flow was from financing activities.

We had no investing activities for the year ended December 31, 2016 or year ended December 31, 2015.

As of December 31, 2016, current assets exceeded current liabilities by $2,764.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Table 2.0 Cash Flow Summary for the Year ended December 31, 2016 and Year ended December 31, 2015

	Year 2016	Year 2015
Cash used in operating activities	$(12,213)	$(24,041)
Cash provided by Shareholder Advances including accrued interest	$9,599	$-
Net changes to cash	$(2,614)	$(24,041)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had no revenue and net loss of ($12,213) for the year ended December 31, 2016 for a cumulative net loss from inception of $56,568.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company will be highly dependent on shareholder loans to fund the operations.  The Company’s continuation as a going concern is dependent upon its ability to receive shareholder loans, if necessary, and a completion of a merger or acquisition. No assurance can be given that the Company will be successful in these efforts.

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

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Stem Sales, Inc.

We have audited the accompanying balance sheets of Stem Sales, Inc. as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Stem Sales, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stem Sales, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Accell Audit & Compliance, P.A.

Tampa, Florida

February 8, 2017

4806 West Gandy Boulevard • Tampa, Florida 33611 • 813.440.6380

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

(Audited)

ASSETS	December 31, 2016	December 31, 2015
Current Assets:
Cash and Cash Equivalents	$2,763	$5,377
Total Current Assets	$2,763	$5,377
Rental Deposit	$268	$268
Total Other Assets	$268	$268
Total Assets	$3,031	$5,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Total Current Liabilities	$-	$-

Non-Current Liabilities:
Advance from Stockholder including Accrued Interest (Note 3)	$9,599	$-
Total Non-Current Liabilities	$9,599	$-

Total Liabilities	$9,599	$-

Commitments and Contingencies (Note 3)	-	-

Stockholders' Equity:
Common Stock: 500,000,000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	$10,000	$10,000
Additional Paid in Capital	$40,000	$40,000
Accumulated Deficit	$(56,568)	$(44,355)
Total Equity	$(6,568)	$5,645
Total Liabilities and Stockholders' Equity Deficit	$3,031	$5,645

See accompanying notes to the financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Operations

(Audited)

	For the year ended December 31, 2016	For the year ended December 31, 2015
Revenue:
Sales	$-	$-

Expenses:
Professional Fees	$8,675	20,162
General and Administrative	$3,439	$3,879
Interest Expense	$99	$-
Net Loss	$(12,213)	$(24,041)

Basic and Diluted Loss Per Share	$(0.012)	$(0.024)
Weighted Average Number of Shares Outstanding	$1,000,000	$1,000,000

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Changes in Stockholders’ Equity

For the period from inception (April 9, 2014) through December 31, 2016

(Audited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at Inception (April 9, 2014)	-	$-	$-	$-	$-
Sale of Stock	1,000,000	$10,000	$40,000	$-	$50,000
Net Loss	-	$-	$-	$(20,314)	$(20,314)
Balance as of December 31, 2014	1,000,000	$10,000	$40,000	$(20,314)	$29,686

Net Loss	-	$-	$-	$(24,041)	$(24,041)
Balance as of December 31, 2015	1,000,000	$10,000	$40,000	$(44,355)	$5,645

Net Loss	-	$-	$-	$(12,213)	$(12,213)
Balance as of December 31, 2016	1,000,000	$10,000	$40,000	$(56,568)	$(6,568)

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

STEM SALES, INC.

(A Blank Check Company)

Statement of Cash Flows

(Audited)

	For the year ended December 31, 2016	For the year ended December 31, 2015
Cash Flows from Operating Activities:
Net Loss	$(12,213)	$(24,041)

Changes in Operating Liabilities:
Accrued Interest	$99	$-
Net Cash Used In Operating Activities	$(12,114)	$(24,041)

Cash Flows from Financing Activities:
Stockholder Note	$9,500	$-
Net Cash Provided by Financing Activities:	$9,500	$-

Net change in Cash and Cash Equivalents	$(2,614)	$(24,041)

Cash and Cash Equivalents, Beginning of Period	$5,377	$29,418
Cash and Cash Equivalents, End of Period	$2,763	$5,377

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the financial statements

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

 STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the years ended December 31, 2016 and December 31, 2015

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

Cash and Cash Equivalents

All of the cash is maintained with SunTrust Bank, a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents as of December 31, 2016.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at December 31, 2016 or 2015.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  Robert M. Snibbe, Jr. advanced $2,000 on February 29, 2016, $2,500 on May 6, 2016, $2,500 on August 10, 2016, and $2,500 on November 1, 2016.  These and future advances are to be documented in that certain Promissory Note For Advances dated May 6, 2016 with quarterly schedule revisions and maturing at the earlier of January 31, 2018 or any change in equity ownership of the Company.  Accrued simple interest at 3% on the note amounted to $99 at December 31, 2016.  There were no balances due to related parties at December 31, 2015.

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

NOTE 4.

INCOME TAXES

Stem Sales, Inc. is a Florida corporation required to file returns and pay corporate income taxes as a C corporation to the United States and the State of Florida.  Corporate Income Tax returns for 2014 and 2015 have been timely filed.  No comments have been received from either the United States or the State of Florida.  Corporate Income Tax returns for 2016 have not been filed as of this report.

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

The open tax year for federal tax purposes is 2016. As of December 31, 2016, the operating loss carry forward of $56,568 is estimated to be available to offset income for the next twenty (20) years.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

NOTE 5.

STOCKHOLDERS' EQUITY

As of December 31, 2016 the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of Common stock issued and outstanding.  Our original shareholders paid an aggregate of $50,000, or $0.05 per Common share, for their Common shares which total 1,000,000 Common shares issued and outstanding.

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

NOTE 6.

SUBSEQUENT EVENTS

As reported on Forms 8-K, the Company entered into two Letters of Intent (“LOI”) during 2016.  Subsequent to year-end, the LOI’s both have expired.

Management has evaluated subsequent events through the date the financial statements were issued and is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We retained the audit firm of Accell Audit & Compliance, P.A. as our auditor on June 25, 2015.  There have been no disagreements with Accell Audit & Compliance, P.A. regarding our accounting and financial disclosure.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  It was determined that our internal controls are not effective over our financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016 but not reported, whether or not otherwise required by this Form 10-K.

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

Table 3.0 Directors and Executive Officers

Name	Age	Position
Robert M. Snibbe, Jr.	72	President, CFO, Chairman of the Board of Directors
Bettina Elsner	74	Secretary and Treasurer

Background of Executive Officers and Directors

Mr. Robert M. Snibbe, Jr. has served as our President and Chairman of the Board of Directors since the incorporation of Stem Sales, Inc. on April 9, 2014.  He has over forty-four (44) years of business experience.  He has been involved in start-up companies as well as companies needing an experienced executive to help the business gain market share and reduce expenses to increase profits.  With his experience as an Investment Banker to the entrepreneur he has become, he brings the experience and expertise to help guide the company to find a possible merger or acquisition.  Mr. Snibbe is a designer and implementer of strategic plans, financial facilities, operational structures, production processes, and product innovations as wells as achiever of corporate renewal and repositioning.  Mr. Snibbe is accomplished in private financing, public securities, business and real property acquisition/divestiture, growth funding, cash flow management, and tax optimization.

Mr. Snibbe is the President of AEOLUS, Inc.  From 1978 to the present, he is a financial consultant, real estate, and business broker specializing in corporate development & renewals, commercial & investment real estate. Recent clients/investments include international financial services, cloud computing SaaS business model ERP for specialty retail chains, medical device for endoscopes, medical digital imaging VAR of modality equipment and software applications, commercial facilities energy conservation retrofitter, manufacturer of phototherapy medical devices, manufactured housing.

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

Mr. Snibbe has a Master of Business Administration degree from Columbia University Graduate School of Business with a concentration of Banking/Finance.  He also has a Bachelor of Arts degree with major in economics from Williams College. Mr. Snibbe was a commissioned officer in the U.S. Navy Reserve from 1966-1969 on the Staff of COMMANDER CARRIER DIVISION TWO, serving as Assistant Communications Officer, Registered Publications Custodian, and S.L.J.O.

Bettina Maria Elsner has served as our Secretary/Treasurer since the incorporation of Stem Sales, Inc. on April 9, 2014.  Ms. Elsner has over twenty-two (22) years of business experience. She has owned and managed Bettina Elsner Artistic Tiles business for over seventeen (18) years.  She is responsible for sourcing the raw materials, customer relations, painting the tiles, glazing the tiles, firing the tiles, shipping, accounting and taxes.  She sells her handcrafted tiles via her website www.elsnertile.com and through www.studiotiles.com, which is an outlet for her tiles run by her son.  Ms. Elsner used to exhibit at tile trade shows and visit interior designer/architects, however in the last decade most of her business has come through her website and referrals from of her son’s website.

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

AUDIT COMMITTEE REPORT

For the years ended December 31, 2016 and December 31, 2015, the audit committee has:

•

reviewed and discussed with management the audited financial statements for the years ended December 31, 2016 and December 31, 2015;

•

discussed with Accell Audit & Compliance, P.A., the independent auditors for the years ended December 31, 2016 and December 31, 2015, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, as superseded by Statement on Auditing Standards No. 115, Communicating Internal Control Related Matters Identified in an Audit (AU Section 325); and

•

 received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.

On the basis of the reviews and discussions referenced above, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the Securities and Exchange Commission.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and all employees and/or executive officers who served during the year ended December 31, 2016, and the salary and bonus for the year ended December 31, 2016 for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 5.0 Summary Officer Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Robert M. Snibbe, Jr., President	2016	0	0	0	0	0	0	0	0
Bettina Elsner, Secretary, Treasurer	2016	0	0	0	0	0	0	0	0

The base compensation for the Named Executive Officers will be reviewed every two years and adjustments will be made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2016:

Table 6.0 Outstanding Equity Awards at December 31, 2016

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

The compensation of directors for the last completed year is provided below:

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Employment Agreements

There are no employment agreements with our officers and directors.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 8.0 Beneficial Ownership as December 31, 2016

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

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

During the year ended December 31, 2016, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our auditors and accountants for Year 2015, and Year 2016:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
Year 2015	$9,400	$0	$0	$0	$9,400
Year 2016	$7,700	$0	$0	$0	$7,700

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on August 8, 2014 as Exhibit 3.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
3.2	By-Laws Filed on August 8, 2014 as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
10	Form of Escrow Agreement Filed on January 17, 2017 as replacement of Exhibit 10 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
14	Code of Ethics Filed on August 8, 2014 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-197814) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101

Financial statements from the annual report on Form 10-K of Stem Sales, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Largo, Florida:

STEM SALES, INC.

Dated: February 15, 2017	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: February 15, 2017	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director