Form 10-Q
period 2017-03-31
Stem Sales, Inc.
filed 2017-05-11
CIK 1614083

Quick Link to Table of Contents

QuickLink to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐  No ☑

As of May 10, 2017, there were 1,000,000 shares of the Issuer’s common stock issued and outstanding.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Mine Safety Disclosures

Item 5. Other Information

Item 6. Exhibits

Signatures

Quick Link to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1. FINANCIAL STATEMENTS

STEM SALES, INC.

(A Blank Check Company)

Balance Sheets

As of

March 31, 2017 and December 31, 2016

		D
ASSETS	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
Current Assets:
Cash and Cash Equivalents	$1,768	$2,763
Total Current Assets	1,768	2,763

Other Assets:
Leasehold deposit	268	268
Total Other Assets	268	268

Total Assets	$2,036	$3,031

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Total Current Liabilities	$-	$-

Non-Current Liabilities:
Advance from Stockholder including Accrued Interest (Note 3)	17,735	9,599
Total Non-Current Liabilities	17,735	9,599

Total Liabilities	17,735	9,599

Commitments and Contingencies (Note 3)

Stockholders’ Deficit:
Preferred Stock to be defined and issued at the discretion of Board of Directors (Note 4)	$-	$-
Common Stock; 500,000,000 authorized; $.01 per share par value; 1,000,000 shares issued and outstanding.	10,000	10,000
Paid in Capital	40,000	40,000
Accumulated Deficit	(65,699)	(56,568)
Total Stockholders’ Deficit	(15,699)	(6,568)
Total Liabilities and Stockholders’ Deficit	$2,036	$3,031

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Operations

For the three months ended March 31, 2017

and 2016

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Revenue:
Sales	$-	$-

Expenses:
Professional Fees	4,928	4,475
General and Administrative	4,067	1,041
Interest Expense	136	5
Net Loss	$(9,131)	$(5,521)
Basic and Diluted loss per share	$(0.0091)	$(0.0055)
Weighted average number of shares outstanding	1,000,000	1,000,000

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Statements of Cash Flows

For the three months ended March 31, 2017

and 2016

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(9,131)	$(5,521)
Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
Change in Accrued Interest	136	5
Net Cash Used in Operating Activities	$(8,995)	$(5,516)
Cash Flows from Financing Activities
Stockholder Advances	$8,000	$2,000
Net Cash Provided by Financing Activities	$8,000	$2,000

Net Change in Cash and Cash Equivalents	$(995)	$(3,516)

Cash and Cash Equivalents, Beginning of Period	$2,763	$5,377
Cash and Cash Equivalents, End of Period	$1,768	$1,861

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

QuickLink to Financial Statements

STEM SALES, INC.

(A Blank Check Company)

Notes to Financial Statements

For the three months ended March 31, 2017 (Unaudited)

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. There were no cash equivalents at March 31, 2017 or December 31, 2016.

Loss Per Share

The Company has adopted Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 260-10-50, Earnings Per Share, which provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding at March 31, 2017 or March 31, 2016.

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

The open tax years for federal Net Operating Loss carry forward purposes are 2014 through 2016. As of March 31, 2017, the aggregate Net Operating Loss carry forward of $65,699 is available to offset income for twenty (20) years and begins to expire in 2034.

Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any significant tax positions, other than those disclosed.

Recently Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements.  The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these financial statements as presented and does not anticipate the need for any future restatement of these financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2017 through the date these financial statements were issued.

NOTE 3.

COMMITMENTS AND CONTINGENCIES

Related Party

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued supply of credit.  Robert M. Snibbe, Jr. advanced $2,000 on February 29, 2016, $2,500 on May 6, 2016, $2,500 on August 10, 2016, $2,500 on November 1, 2016, $4,500 on February 14, 2017, and $3,500 on March 7, 2017.  These and future advances are to be documented in that certain Promissory Note For Advances dated May 6, 2016 with quarterly schedule revisions and maturing at the earlier of January 31, 2018 or any change in equity ownership of the Company.  Accrued simple interest at 3% on the note amounted to $235 at March 31, 2017 and $99 at December 31, 2016.

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

Legal Matters

From time to time, the Company may become a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Quick Link to Table of Contents

QuickLink to Financial Statements

NOTE 4.

STOCKHOLDERS' EQUITY

As of March 31, 2017, the Company has 500,000,000 shares authorized; $.01 per share par value; 1,000,000 shares of common stock issued and outstanding.  The Company’s original shareholders paid an aggregate of $50,000, or $0.05 per share, for their shares which total 1,000,000 shares issued and outstanding.  There is one class of preferred stock authorized to be defined and issued solely at the discretion of the Board of Directors.

No preferred or common stock was issued subsequent to the period ended March 31, 2017.

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

• Target seeking to become public

• Limited capital expenditure requirements

• Strong organic and M&A driven growth potential

• Interest in retaining equity to build and grow the company

Quick Link to Table of Contents

QuickLink to Financial Statements

Results of Operations for the three months ending March 31, 2017

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 1.0 Statement of Operations for the Three Months Ended March 31, 2017

Compared to the Three Months Ended March 31, 2016

	2017	2016
Revenue:	$-0-	-0-
Professional Fees	4,928	4,475
General and Administrative Expense	4,067	1,041
Interest Expense	136	5
Net Loss	$(9,131)	(5,521)
Loss per share: basic and diluted	$(0.0091)	(0.0055)

Operating Expenses. For the three months ended March 31, 2017, professional fees for services performed for CUSIP application were $478, by our transfer agent $950, and our auditor $3,500 while for the three months ended March 31, 2016, professional fees to transfer agent were $975 and fees to our auditor were $3,500. The payment of the $3,000 one-time escrow account service fee to BB&T, our Escrow Agent, represents the majority of the increase in General and Administrative Expense for the three months ended March 31, 2017 versus the three months ended March 31, 2016.  All of the expenses were planned.

Financing Activities

The controlling shareholders have pledged support to fund continuing operations, as necessary. From time to time, the Company is dependent upon the continued support of these parties, through temporary advances or through arrangements of their personal credit.  Robert M. Snibbe, Jr. advanced $2,000 on February 29, 2016, $2,500 on May 6, 2016, $2,500 on August 10, 2016, $2,500 on November 1, 2016, $4,500 on February 14, 2017, and $3,500 on March 7, 2017.  These and future advances are to be documented in that certain Promissory Note For Advances dated May 6, 2016 with quarterly schedule revisions and maturing at the earlier of January 31, 2018 or any change in equity ownership of the Company.  Accrued simple interest at 3% on the note amounted to $235 at March 31, 2017 and $99 at December 31, 2016.

Liquidity and Capital Resources

General. At March 31, 2017 and December 31, 2016, we had cash and cash equivalents of $1,768 and $2,763, respectively. Our operating activities used cash of $8,995 and $5,516 for the three months ended March 31, 2017 and March 31, 2016, respectively.  We met our cash needs through the capital that was raised from the purchase of our stock by our initial shareholders and advances from one of our shareholders as discussed in Financing Activities, immediately above. Our cash requirements are generally for professional services and general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities through the next 12 months.  In the event the company needs additional capital it will look to its initial shareholders for capital or it will try to sell shares registered in the offering.

We had no investing activities for the three months ended March 31, 2017 and March 31, 2016.

As of March 31, 2017, Current Assets exceeded Current Liabilities to unrelated parties by $1,768.

Table 3.0 Cash Flow Summary for the three months ended March 31, 2017

And March 31, 2016

	2017	2016
Cash used in operating activities	$(8,995)	(5,516)
Shareholder Note	8,000	2,000
Net changes to cash	$(995)	(3,516)

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

Quick Link to Table of Contents

QuickLink to Financial Statements

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

Changes in Internal Controls over Financial Reporting.

Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2017, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

QuickLink to Financial Statements

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered securities during the three month period ended March 31, 2017, or the subsequent period through the date hereof.

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
101*

Financial statements from the quarterly report on Form 10-Q of Stem Sales, Inc. for the three months ended March 31, 2017, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

STEM SALES, INC.

Dated: May 10, 2017	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

STEM SALES, INC.

Dated: May 10, 2017	/s/ ROBERT M. SNIBBE, JR.
Robert M. Snibbe, Jr.
Chief Financial Officer, President, Director